Form 10-Q
period 1994-12-31
XYVISION INC
filed 1995-02-10
CIK 721080

- -----------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
      [BOX][CHECK] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1994
                                      OR
  [box] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from  to
                        COMMISSION FILE NUMBER 0-14747

                                   DELAWARE

        (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                  04-2751102

                   (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                      101 EDGEWATER DRIVE, WAKEFIELD, MA

                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  01880-1291
                                  (ZIP CODE)

         Registrant's telephone number including area code (617) 245-4100 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  No
[check]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1994.

                         COMMON STOCK, $.03 PAR VALUE

                            (TITLE OF EACH CLASS)

                                  8,638,586

                              (NUMBER OF SHARES)

                                XYVISION, INC.

                                  FORM 10-Q
                              TABLE OF CONTENTS
                                                                          PAGE

PART I. FINANCIAL INFORMATION
                         CONSOLIDATED BALANCE SHEETS
                   AT DECEMBER 31, 1994 AND MARCH 31, 1994

2 Consolidated Statements of Operations
for the three and nine months ended December 31, 1994 and 1993

3 Consolidated Statements of Cash Flows
for the three and nine months ended December 31, 1994 and 1993

4 Notes to Consolidated Financial Statements

5 Management's Discussion and Analysis of Financial Condition and Results of Operations
7

PART II. OTHER INFORMATION ............................................10

                                XYVISION, INC.
                         CONSOLIDATED BALANCE SHEETS
                   AT DECEMBER 31, 1994 AND MARCH 31, 1994

                                                                          (Unaudited)
                                                                           December 31,    March 31,
                                                                               1994         1994
                                                                          (In thousands)
                                  ASSETS

Current assets:
 Cash and cash equivalents                                                $     170     $    312
 Accounts receivable:   Trade, less allowance for doubtful accounts of
 $783 at December 31, 1994 and $759 at March 31, 1994                         7,238        6,973
 Retainage                                                                      144          526
 Inventories                                                                    104           91
 Other current assets                                                           895          610
                                                                          -------------
Total current assets                                                          8,551        8,512

 Property and equipment, net                                                  1,377        1,788
 Customer support spares, net                                                    45           49
 Other assets, net, principally software development costs                    2,267        2,156
Total assets                                                              $  12,240     $ 12,505
                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Note payable to a shareholder                                            $   1,000     $  1,400
 Current portion of long-term debt                                            5,015       10,104
 Accounts payable and accrued expenses                                        2,900        2,740
 Other current liabilities                                                    2,446        3,229
Total current liabilities                                                    11,361       17,473
Long-term debt, less current portion                                          4,851        1,706
Total liabilities                                                            16,212       19,179
Commitments and contingencies                                                    --           --

Stockholders' deficit:
 Capital stock:
  Series preferred stock, $1.00 par value; 2,700,000 shares authorized;
 no shares issued                                                                --           --
  Series B preferred stock, $1.00 par value; 300,000 shares authorized;
 189,225 issued at December 31, 1994                                               189        --
  Common stock, $.03 par value; 20,000,000 shares authorized; 9,212,111
 issued at December 31, 1994 and 8,752,104 at March 31, 1994                    276          263
 Additional paid-in capital                                                  41,168       39,367
 Accumulated deficit                                                        (43,652)     (44,093)
                                                                             (2,019)      (4,463)
 Less:   Treasury stock, at cost; 573,525 shares at December 31, 1994 and
 573,925 shares at March 31, 1994                                             1,459        1,460
  Receivable from Employee Stock Ownership Plan                                 494          751
Total stockholders' deficit                                                  (3,972)      (6,674)
Total liabilities and stockholders' deficit                               $  12,240     $ 12,505

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended          Nine Months Ended
                                                         December 31,   December    31, December 31,  December    31,
                                                         1994               1993     1994               1993
                                                         (Unaudited)                 (Unaudited)
Revenues:
 Systems                                                 $4,111        $   3,931     $11,541       $  11,458
 Services                                                2,201             2,036     6,832             6,359
Total revenues                                           6,312             5,967     18,373           17,817
Cost of sales:
 Systems                                                 1,592             1,253     4,680             4,103
 Service                                                 1,530             1,536     4,452             4,961
Total cost of sales                                      3,122             2,789     9,132             9,064
Gross margin                                             3,190             3,178     9,241             8,753
                                                         -------------

Expenses:
 Research and development                                767                 795     2,243             2,436
 Marketing, general and administrative                   2,066             2,201     6,182             6,435
Total operating expenses                                 2,833             2,996     8,425             8,871
Income (loss) from operations                            357                 182     816                (118)

Other expense, net:  Interest income                     1                     2     5                    18
 Interest expense - third party                          (90)                (72)       (184)           (212)
 Interest expense - shareholder                          (64)                (82)       (180)           (232)
Total other expense, net                                 (153)              (152)       (359)           (426)
                                                         -------------
Income (loss) before income taxes and extraordinary item 204                  30     457                (544)
Provision for income taxes                               --                   --       --                 --
Income (loss) before extraordinary item                  204                  30     457                (544)
Extraordinary item:  Gain on exchange of convertible
 subordinated debentures                                 --                   76       --                760
Net income                                               $204          $     106     $457          $     216
Series B Preferred Stock dividends                       16                   --     16                   --
Net income allocable to common stockholders              188                 106     441                 216

Income (loss) per share:  Income (loss) before
 extraordinary item                                      $.02          $      --     $.05          $       (.06)
Extraordinary item                                       --                     .01    --                   .09
Income (loss) per share                                  $.02          $        .01  $.05          $        .03
                                                         ============= ============= ============= =============
Weighted average common and common  equivalent shares
 outstanding                                             9,900             8,583     9,307             8,178

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                                (IN THOUSANDS)

                                                                                Nine Months Ended
                                                                                December 31   December 31,
                                                                                1994              1993
                                                                                        (Unaudited)
Operations:
Net income                                                                      $457         $     216
Adjustments to reconcile net income to net cash used   for operating
 activities: Gain on exchange of convertible subordinated debentures              --              (760)
Depreciation and amortization                                                   1,661            1,756
Provisions for losses on accounts receivable                                    550                255
Loss on disposal of property and equipment                                        --                13
Operating assets and liabilities:  Accounts receivable                          (814)           (1,589)
 Retainage                                                                      382               (148)
  Inventories                                                                   (12)               (10)
 Accounts payable and accrued expenses                                          165               (468)
 Other current liabilities                                                      (798)               75
 Other assets                                                                   (296)                6
                                                                                ------------ -------------
Net cash provided from (used for) operations                                    1,295             (654)
Investments:
Additions to property and equipment                                             (288)             (539)
Proceeds from sale of property and equipment                                      --                12
Additions to customer support spares                                            (1)                 --
Capitalized software                                                            (942)           (1,091)
                                                                                ------------ -------------
Net cash used for investments                                                   (1,231)         (1,618)
Financing: Proceeds from line of credit from a shareholder                      1,100            2,700
Repayment of line of credit to a shareholder                                    (1,500)         (1,200)
Issuance of common stock                                                          --                44
Payment on 15% promissory notes                                                 (63)                --
Principal loan payment from Employee Stock Ownership Plan                       257                257
                                                                                ------------ -------------
Net cash provided (used for) from financing                                     (206)            1,801
Net decrease in cash and cash equivalents                                       (142)             (471)
Cash and cash equivalents at the beginning of the period                        312                577
                                                                                ------------ -------------
Cash and cash equivalents at the end of the period                              $170         $     106
                                                                                ============ =============
Supplemental Information:  Interest paid                                        $107         $     200
 Income taxes paid                                                              $ --                --

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

In the opinion of management, the Company's consolidated financial position as of December 31, 1994 and the results of its consolidated operations and consolidated cash flows for the interim periods ended December 31, 1994 and 1993 reflect all adjustments (including normal recurring adjustments) necessary to present fairly these financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's most recent Annual Report on Form 10-K for the year March 31, 1994.
The results of consolidated operations for the interim periods ended December 31, 1994 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.

Trade receivables do not contain any material amounts collectible over a period in excess of one year. Retainage consists of receivables billed under retainage provisions of contracts and collectibility is not expected to extend over a period of one year.

Inventories are stated at the lower of cost, determined on a first-in, first-out method, or market and consist primarily of finished goods.

On June 30, 1992, the Company obtained a $2,000,000 line of credit with a current investor in the Company. The line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. Interest on the line of credit is payable monthly. The Company issued 400,000 shares of common stock and a common stock purchase warrant for 100,000 shares of common stock at an exercise price of $.50 per share to the investor for no additional consideration upon signing of the line of credit. In addition, from September 30, 1992 through June 30, 1993, the Company granted the investor four additional common stock purchase warrants, each covering 100,000 shares of common stock. On September 28, 1993, the Company and the investor amended the line of credit. Under the terms of this amendment: (i) the amount available under the line of credit was increased from $2,000,000 to $2,500,000; (ii) the annual interest rate was reduced from 13% to 10%; and (iii) the term of the line of credit was extended from June 30, 1994 to June 30, 1995. In consideration of such changes, the Company: (i) reduced the exercise price of 200,000 and 100,000 common stock purchase warrants exercisable by the investor from $.50 and $.25 per share, respectively, to $.09 per share (the fair market value of the common stock on September 28, 1993); (ii) issued 200,000 shares of common stock and a warrant to purchase 300,000 shares of common stock at an exercise price of $.09 per share to the investor for no additional consideration; and (iii) agreed to grant the investor up to eight additional warrants, each covering 125,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of issue or $1.00 per share.
On December 3, 1993, the Company and the investor entered into an additional amendment to the line of credit. Under the terms of this amendment, the amount available under the line of credit was increased to $3,000,000. In consideration of this change, the Company: (i) issued 100,000 shares of common stock and a warrant to purchase 500,000 shares of common stock at the fair market value of the common stock on December 3, 1993 and (ii) agreed to grant the investor up to seven additional common stock purchase warrants between December 31, 1993 and June 30, 1995, each covering 200,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of grant or $1.00 per share (these warrants are in lieu of the last seven of the warrants referred to in clause (iii) of the preceding paragraph). As of December 31, 1994, the Company had $2,000,000 available under the amended line of credit. As of February 10, 1996, the Company had $1,700,000 available under the amended line of credit.

In May 1987, the Company issued $25,000,000 of 6% Convertible Subordinated Debentures (the "Debentures") convertible into common stock at a conversion price of $22.50 per share. Interest on the Debentures is payable annually (on May 5th) and the Debentures may be called by the Company under certain conditions. At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of these Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,625,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and
(ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of February 10, 1995, a total of $3,785,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $2,005,000 principal amount, leaving $1,780,000 principal amount of Debentures unidentified.
During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993 or 1994.
Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the debentures have the right to accelerate the maturity date of the remaining Debentures. As of February 10, 1995, no such acceleration had occurred or been threatened.
The Company continues to negotiate, in good faith, with as many of the remaining Debentureholders as possible. However, despite the progress that has been made, the Company can still give no assurance about the outcome of the Debenture conversion efforts and does not expect the matter to be resolved in the near future.
If the Company is unable to enter into exchange transactions with the remaining Debentureholders, and such Debentureholders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.
In addition, as of September 30, 1994 the Company had issued promissory notes in an aggregate principal amount of $5,692,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% g to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

   The Company's long term liquidity needs cannot reasonably be determined at this time principally because these needs are dependent, in a large part, upon the outcome of the Company's ongoing attempts to restructure the remaining outstanding Debentures and the ability of the Company to obtain financing to repay or otherwise restructure the remaining 15% Promissory Notes.

   The Company believes that its current business strategy of carefully controlling expenses, marketing its new technologies, broadening its geographic distribution and restructuring the Debentures and 15% Promissory Notes will continue to significantly contribute to improve operations. During fiscal 1995, the Company is focusing more emphasis on marketing and enhancing its new technologies and broadening geographic distribution. While the Company remains confident about its future, it can give no assurance regarding the ultimate success of its strategy.

                          PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS: NOT APPLICABLE.

   Item 2. Changes in Securities: On October 13, 1994, the Company filed a Certificate of Designations of the Preferred Stock of the Company designating 300,000 shares of "Series B Preferred Stock". For a complete description of the rights and preferences afforded to holders of the Company's Series B Preferred Stock (the "Series B Preferred"), please refer to the Certificate of Designations filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994. Dividends of $.40 per share will accrue annually on the Series B Preferred and be payable on a quarterly basis. The Series B Preferred has a liquidation preference of $12.50 per share and is convertible into Common Stock at a rate of 2.0 shares of Common Stock for each share of Series B Preferred. The Series B Preferred will automatically be converted into Common Stock in the event that the market price of the Common Stock exceeds $5.00 per share for 15 consecutive trading days. The Series B Preferred will have voting rights on all matters submitted to a vote of stockholders at the rate of one vote per share of Common Stock into which it is convertible.

   Item 3. Defaults upon Senior Securities: Not applicable.

   Item 4. Submission of Matters to a Vote of Security Holders: Not applicable.

ITEM 5. OTHER INFORMATION: NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
NONE.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  XYVISION, INC.
- -----------------------------------------------------------------------------
                                 (Registrant)
February 10, 1995
/s/Eugene P. Seneta
- -----------------------------------------------------------------------------
Eugene P. Seneta
Treasurer and Secretary