Form 10-K
period 1995-03-31
XYVISION INC
filed 1995-06-28
CIK 721080

                                   DELAWARE

        (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                  04-2751102

                               (I.R.S. EMPLOYER
                             IDENTIFICATION NO.)

                101 EDGEWATER DRIVE, WAKEFIELD, MA 01880-1291
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)
     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (617) 245-4100
      SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE
        SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                         COMMON STOCK $.03 PAR VALUE
                       PREFERRED STOCK PURCHASE RIGHTS
                               (TITLE OF CLASS)
   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE
  REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.               YES  [X]  NO  [ ]
  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO
  THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K.                                 YES  [X]  NO  [ ]
 THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES ON MAY 31,
                             1995 WAS $2,844,304.

As of May 31, 1995, the registrant had 8,653,397 shares of Xyvision, Inc. Common Stock, $.03 par value, outstanding.
                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (March 31, 1995) are incorporated by reference in Part III.

                                    PART I

   Business

                                   GENERAL

   Xvyision, Inc. ("Xyvision" or the "Company") develops, markets, and supports advanced software for document management, publishing, and prepress applications. The Company combines its software with standard computer hardware, selected third-party software, and support services to create tightly integrated systems to improve productivity and strategic position. Xyvision markets and supports its software worldwide.

   Xyvision offers two products -- Parlance Publisher(Trademark) and Parlance Document Manager(Trademark) ("PDM") -- as the core technologies in systems for document management and publishing applications ("Xyvision Publishing Systems"). These systems are used to automate the production of reference books, journals, catalogs, directories, financial and legal materials, and technical manuals.

   Xyvision's color electronic prepress applications ("Contex Prepress Systems") are based on Xyvision's Contex(Trademark) product line. Contex Prepress Systems are marketed primarily to commercial trade shops, printers, and prepress service organizations, as well as to consumer goods companies, advanced design firms, and packaging manufacturers.

                                   OVERVIEW

   During the fiscal year ended March 31, 1995, ("fiscal 1995") Xyvision continued its strategy of focusing on the following tasks: (i) marketing its new technologies, (ii) broadening geographic distribution and expanding indirect channels to the market, (iii) controlling expenses, and (iv) restructuring the Company's financial position. The Company continued to place growing emphasis on marketing and enhancing its new technologies and broadening geographic distribution.

   Xyvision released an enhanced version of its compound document management software, Parlance Document Manager (PDM 2.2), in the fourth quarter of fiscal 1995. In keeping with Xyvision's strategy of increasing channels to market, this release included the PDM Portal, which enables system integrators to integrate PDM to external processes and systems through an open API (Application Programming Interface). This functionality expedites the development and integration process for third parties and simplifies the process for incorporating new data types, such as audio, video, and animation.

   New PDM customers in fiscal 1995 include the Australian Government Publishing Services, Gulfstream Aerospace, American Society for Testing and Materials (ASTM), Tweddle Litho, Cummins Engine (U.K.), Koninklijke Vermande B.V. (Holland), and Warren, Gorham and Lamont. In addition, Xyvision formed a strategic alliance with ISSC Publishing & Consulting Services, an IBM subsidiary, to co-market Xyvision products. Xyvision also received several orders for system expansion from existing PDM customers and believes Parlance Document Manager is an important factor in sustaining Company profitability.

   Xyvision released version 4.1 of its high-speed batch and interactive composition system, Xyvision Parlance Publisher (XPP), in the second quarter of fiscal 1995. This release included multiple language support, expanded graphics handling, OPI (Open Prepress Interface) support, and a Quark(Registered Trademark) to Xyvision toolkit option. Xyvision also integrated Adobe(Trademark) Illustrator(Trademark), Photoshop(Trademark), and Acrobat(Trademark) for UNIX with Parlance Publisher and has signed an agreement with Adobe Systems to market these products. In addition, the Company signed an agreement with Exoterica Corporation to distribute its OmniMark(Trademark) software for translation of SGML coded information into and out of XPP format. Core product development combined with strategic technology alliances has proven to be an effective means of increasing product functionality and reducing product development cycles.

   New XPP customers in fiscal 1995 include Alexander Graphics, News Printing, Reed Technology and Information Services Inc. (U.S. and U.K.), Elsevier Science Inc., EVACO, U.S. Air Force, Swiss Air Force, Finnish Air Force, Berger-Levrault (France), Site (France), The Rustica Press (South Africa), Durigo (Italy), Tipografica Giuntina (Italy), MGB Ltd. (Israel), Embraer (Brazil), Qantas (Australia), and Telecommunications of Jamaica. The Company believes that the interest in Parlance Publisher continues due to its superior automation capabilities and to a diminishing number of competitors in the high-end publishing system arena.

   The focus of the Company's effort to broaden geographic distribution has been on Xyvision's Contex product line. This program, called Contex Prepress Partners(Trademark), made further progress towards establishing a worldwide network of value added resellers with appropriate applications support and systems integration skills to resell Contex and complementary products and services to customers in their territory. In fiscal 1995, the Company was able to add Contex Prepress Partners for Southeast Asia, additional countries in Europe, and additional regions in the United States.

   The Company continued to adjust expenses to meet the realities of being a software and services business. Gross margin percentage decreased in fiscal 1995 primarily due to increased amortization of software development costs. During fiscal 1995, operating expenses decreased $611,000 to 46% of revenues as compared to 50% of revenues last fiscal year.

   During fiscal 1994, the Company's employee headcount stabilized following several years of planned workforce reductions. In fiscal 1995, the Company's employee headcount increased to meet operational needs. Should the Company's financial performance continue to improve in fiscal 1996, the Company's headcount is expected to modestly increase.

   During fiscal 1994, the Company's line of credit with a current investor in the Company was amended to increase the line of credit from $2,000,000 to $3,000,000. This line, which is secured by essentially all the assets of the Company, is being used and will continue to be used for general working capital purposes. Additional information about the credit line can be found in Part II of this Form 10-K.

   In fiscal 1992, Xyvision initiated a program to restructure the Company's 6% Convertible Subordinated Debentures due 2002 (the "Debentures") by issuing promissory notes and/or shares of common stock in exchange for the cancellation of the Debentures. To date (June 28, 1995), Xyvision has completed transactions to restructure $18,675,000, or 83% of the $22,410,000 Debentures outstanding at the beginning of fiscal 1992. To date, the Company has identified the holders of an additional $1,960,000, or 9% of the Debentures, leaving $1,775,000, or 8% of the Debentures outstanding at the beginning of fiscal 1992, not identified.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994 or 1995.

   Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the then outstanding principal amount of Debentures have the right to accelerate the maturity date of the remaining Debentures. To date (June 28, 1995), such acceleration has neither occurred nor been threatened. Additional information about the history and status of Xyvision's Debenture restructuring efforts can be found in Part II of this Form 10-K.

   The Company continues to negotiate in good faith with as many of the remaining Debentureholders as possible. However, despite the progress that has been made, the Company can still give no assurance about the outcome of the Debenture restructuring efforts and does not expect the matter to be resolved in the near future. If the Company is unable to enter into restructuring transactions with the remaining Debentureholders, and such Debentureholders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes, and completes alternative restructuring strategies.

   In addition, as of September 30, 1994 the Company had issued promissory notes in an aggregate principal amount of $5,692,000 in connection with the Debenture exchange transactions described above, the interest on which accrued at a rate of 15% per year and totalled $2,344,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes mature at various dates between September 30, 1994 and February 28, 1997. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. During fiscal 1995, the Company completed exchange transactions with holders of 15% Promissory Notes in an aggregate principal amount of $4,637,000, in which, in exchange for the cancellation of a 15% Promissory Note (including all rights to receive any interest accrued thereon), the Company issued (i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and (iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events as defined in the Series B Preferred Stock terms. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the Series B Preferred Stock is convertible. The Company will seek to restructure the remaining 15% Promissory Notes.

   During fiscal 1996, Xyvision will focus on growing its position as a leading supplier of advanced software for document management, publishing, and prepress applications by: (i) enhancing and expanding its technologies,
(ii) focusing on targeted market segments, (iii) emphasizing superior customer support, and (iv) leveraging its global presence. Additionally, the Company will consider scenarios to refinance its various debt obligations. Management believes these tasks are the primary ingredients for continued profitable operations. While the Company remains confident about its future, it can give no assurance regarding the ultimate success of its strategy.

                         XYVISION PUBLISHING SYSTEMS

  XYVISION PUBLISHING SYSTEMS ARE DESIGNED TO HELP USERS MEET THEIR BUSINESS AND PUBLISHING NEEDS BY PROVIDING COMPREHENSIVE PUBLISHING SOLUTIONS THAT
 AUTOMATE THE PUBLISHING PROCESS, ENABLE OUTPUT TO BOTH PAPER AND ELECTRONIC MEDIA, AND PROVIDE POWER AND SPEED UNATTAINABLE WITH DESKTOP PRODUCTS. THESE
     SYSTEMS ALLOW USERS TO OPERATE IN A MULTI-VENDOR NETWORKED COMPUTING ENVIRONMENT; TRANSPARENTLY SHARE, REUSE, AND MANAGE TEXT AND GRAPHICS DATA FROM MULTIPLE SOURCES THROUGHOUT AN ORGANIZATION; MAXIMIZE PRODUCTIVITY BY
 USING THE APPROPRIATE COMPUTER PLATFORMS AND APPLICATIONS; AND RETAIN THEIR INVESTMENTS IN EXISTING HARDWARE, SOFTWARE, AND TRAINING. XYVISION DEVELOPS
    AND MARKETS TWO HIGH-PERFORMANCE, OPEN PUBLISHING SOLUTIONS: PARLANCE
                   DOCUMENT MANAGER AND PARLANCE PUBLISHER.

  PARLANCE DOCUMENT MANAGER (PDM) ADDRESSES THE INFORMATION NEEDS OF TODAY'S CORPORATE AND COMMERCIAL PUBLISHERS: MANAGING LARGE AMOUNTS OF INFORMATION,
PUBLISHING INFORMATION IN BOTH PAPER AND ELECTRONIC MEDIA, AND LEVERAGING THE
 VALUE OF INFORMATION BY ENABLING INFORMATION REUSE IN MULTIPLE PRODUCTS. PDM IS A CLIENT/SERVER COMPOUND DOCUMENT MANAGEMENT SYSTEM THAT STORES DOCUMENT
    ELEMENTS AS INFORMATION OBJECTS IN A CENTRAL DATABASE, ALLOWING THESE ELEMENTS TO BE SHARED AND REUSED IN MULTIPLE DOCUMENTS. IT SUPPORTS OBJECTS OF VARYING TYPES AND SIZES, AND MANAGES A WIDE VARIETY OF TEXT AND GRAPHICS
  FORMATS INCLUDING SGML (STANDARD GENERALIZED MARKUP LANGUAGE) AND POPULAR UNIX OR WINDOWS WORD PROCESSING FORMATS, ALLOWING USERS VIRTUALLY UNLIMITED FLEXIBILITY AND ACCESS. IN ADDITION, PDM PROVIDES VERSION CONTROL, BUILT-IN
    WORKFLOW, AND CONTENT MANAGEMENT THAT AUTOMATE EDITORIAL PROCESSES FOR
                         COMPLEX PUBLISHING PROJECTS.

  PDM IS WELL SUITED FOR PUBLISHING ENVIRONMENTS WITH LARGE AMOUNTS OF TEXT,
    GRAPHICS, AND OTHER DATA THAT ARE FORMATTED AND PUBLISHED IN MULTIPLE VERSIONS OR ON MULTIPLE MEDIA. IT ALLOWS CUSTOMERS TO PRODUCE EXISTING
  PUBLICATIONS MORE ACCURATELY AND COST-EFFECTIVELY, AND PROVIDES ADDITIONAL REVENUE OPPORTUNITIES BY ENABLING USERS TO CREATE NEW PRODUCTS FROM EXISTING
                                 INFORMATION.

   XYVISION PARLANCE PUBLISHER (XPP) SHORTENS PRODUCTION CYCLES AND REDUCES
        COSTS BY AUTOMATING COMPOSITION AND PAGINATION OF HIGH-VOLUME, TYPOGRAPHICALLY-DEMANDING DOCUMENTS. XPP OFFERS A POWERFUL SOLUTION FOR
 CORPORATE AND COMMERCIAL PUBLISHERS WHO WANT TO STREAMLINE AND AUTOMATE THE PRODUCTION OF COMPLEX DOCUMENTS--FROM THE INPUT OF TEXT AND GRAPHICS TO THE
OUTPUT OF FULLY COMPOSED AND PAGINATED PAGES, FILM SEPARATIONS, OR ELECTRONIC
     OUTPUT. ADVANCED FEATURES INCLUDE BATCH AND INTERACTIVE COMPOSITION,
      AUTOMATIC IMPORT AND PLACEMENT OF GRAPHICS, SPOT AND PROCESS COLOR SPECIFICATION, POWERFUL TABULAR AND MATH COMPOSITION, EXTENSIVE FOOTNOTING
    CAPABILITIES, AUTOMATIC LOOSELEAF COMPOSITION, AND COMMERCIAL-QUALITY
                            TYPOGRAPHIC CONTROLS.

THE COMPANY BELIEVES THE SPEED, POWER, AND BACKGROUND PROCESSING CAPABILITIES

                          OF PARLANCE PUBLISHER MAKE

  IT THE MOST VERSATILE AND POWERFUL COMPOSITION SYSTEM AVAILABLE TODAY. XPP ENABLES CUSTOMERS TO SIGNIFICANTLY SHORTEN PRODUCTION TIME AND REDUCE COSTS
                   ASSOCIATED WITH THE PUBLISHING PROCESS.

    XYVISION ALSO PROVIDES CUSTOMERS WITH A COMPREHENSIVE CUSTOMER SUPPORT
       PROGRAM THAT INCLUDES SYSTEMS INTEGRATION, PRODUCTION ANALYSIS, IMPLEMENTATION PLANNING, ON-SITE AND CLASSROOM TRAINING, APPLICATIONS SUPPORT, PROGRAM MANAGEMENT, REMOTE DIAGNOSTICS, AND FIELD SERVICE AND
                                   SUPPORT.

  XYVISION PUBLISHING SYSTEMS ARE CURRENTLY SOLD FOR UNIX-BASED SERVERS AND WORKSTATIONS FROM SUN(REGISTERED TRADEMARK) MICROSYSTEMS AND IBM(REGISTERED
    TRADEMARK). XYVISION ALSO OFFERS PDM PC CLIENT SOFTWARE RUNNING UNDER MICROSOFT(REGISTERED TRADEMARK) WINDOWS. XYVISION'S SUPPORT OF STANDARD HARDWARE PLATFORMS GIVES CUSTOMERS THE ADVANTAGES OF SUPERIOR PRICE AND
  PERFORMANCE, LEADING-EDGE TECHNOLOGIES FROM MAJOR COMPUTER VENDORS, AND AN
                  ASSURED GROWTH PATH FOR FUTURE EXPANSION.

                           CONTEX PREPRESS SYSTEMS

   The Contex family of color electronic design and prepress software automate full-color design, stripping, and page assembly operations used to produce packaging, inserts, advertisements, brochures, catalogs, and other high-quality color printed materials.

   For design environments, Contex systems feature the ability to take a design from initial concept through full-size "comprehensives" to final mechanical art, all from the same electronic data. The user can bring together design elements such as text, graphics and multi-color backgrounds and connect and integrate them with a variety of sizing, cropping, masking, overlay, and special effects facilities.

   For prepress environments, Contex systems form the core workstation of a full function color electronic prepress system ("CEPS"). Contex systems can handle input from other CEPS systems, PostScript applications, image scanners, and other sources of high-resolution, high-quality line art and continuous tone images used to generate high-quality printed work. Contex systems then provide the sophisticated color image processing needed to generate output films, called separations, used in the printing process. These separations are generated by a wide variety of film plotters made by other companies that connect directly or indirectly to a Contex system.

   If desired, full-size, full-color, hard-copy proofs can be generated to aid in design evaluation, review, and approval processes. For package designs, three-dimensional mock-ups can be created. Synthetic imaging can also be created to show a new package design on a store shelf alongside competing products.

   While Contex systems provide capabilities to enhance the generation of quality color materials, they are primarily purchased to improve productivity. Contex software operates on UNIX-based RISC workstations and servers from Silicon Graphics, Inc. This hardware is used because of its leading capabilities for interactive manipulation of complex color images.

                     MARKETS, APPLICATIONS, AND CUSTOMERS

WITHIN THE BROAD MARKET FOR COMPUTER-BASED ELECTRONIC PUBLISHING, INFORMATION
   MANAGEMENT, AND PRINTING TECHNOLOGIES, THE COMPANY TARGETS ITS MARKETING
      EFFORTS PRIMARILY TO THREE KEY APPLICATION SEGMENTS: (1) TECHNICAL DOCUMENTATION, (2) COMMERCIAL PUBLISHING, AND (3) COLOR ELECTRONIC DESIGN AND
                            PREPRESS APPLICATIONS.

      TECHNICAL DOCUMENTATION APPLICATIONS SEGMENT. This market includes corporations and product manufacturers who produce documentation in support of a product or service, as well as trade shops who service these companies.
  Customers in this segment include aerospace, automotive, heavy equipment, computers, electronics, and transportation companies.

 TYPICAL DOCUMENTS PRODUCED BY THESE COMPANIES INCLUDE REPAIR AND MAINTENANCE
    MANUALS, TRANSPORTATION DIRECTORIES, AND SOFTWARE DOCUMENTATION. THESE DOCUMENTS TYPICALLY HAVE A LONG SHELF LIFE, NEED FREQUENT REVISIONS, AND REQUIRE OUTPUT IN A VARIETY OF FORMATS INCLUDING INTERACTIVE ELECTRONIC
 TECHNICAL MANUALS (IETMS), CD-ROM, AND TRADITIONAL LOOSELEAF PAPER MANUALS. BECAUSE OF GOVERNMENT REGULATIONS AND THE NEED TO OUTPUT ON MULTIPLE MEDIA,
  TECHNICAL DOCUMENTS ARE INCREASINGLY AUTHORED AND STORED IN SGML, A FORMAT
    SUPPORTED BY PDM AND XPP. PRODUCT MANUFACTURERS OFTEN SUPPORT MULTIPLE MODELS, OR VERSIONS, BUILT FROM THE SAME BASELINE PRODUCT. THESE PRODUCTS
 SHARE COMMON PARTS AND PROCEDURES, BUT ALSO CONTAIN UNIQUE COMPONENTS. USING
   TRADITIONAL SYSTEMS AND PROCESSES, THE DOCUMENTATION THAT SUPPORTS THESE

PRODUCTS OFTEN CONTAINS COMMON DATA THAT IS CREATED, UPDATED, AND DISTRIBUTED
    REDUNDANTLY. XYVISION'S PARLANCE DOCUMENT MANAGER ELIMINATES REDUNDANT EDITING, STREAMLINES THE OVERALL PRODUCTION CYCLE, AND SUPPORTS UNIQUE
  PRODUCT DERIVATIVES. CUSTOMERS BENEFIT BY IMPROVING DOCUMENTATION ACCURACY
                   AND REDUCING PRODUCTION TIME AND COSTS.

    COMPANIES WHO PRODUCE TECHNICAL DOCUMENTATION OFTEN PRODUCE MANUALS IN LOOSELEAF FORMAT AND DISTRIBUTE UPDATES AS LOOSELEAF CHANGE PAGES. PARLANCE
      PUBLISHER'S UNIQUE AUTOMATIC LOOSELEAF OPTION ENABLES COMPANIES TO AUTOMATICALLY CREATE UPDATE PAGES WHEN NEW INFORMATION IS ADDED TO PREVIOUSLY
 RELEASED DOCUMENTS, ENABLING USERS TO DISTRIBUTE ONLY CHANGED PAGES INSTEAD OF REPRINTS OF THE ENTIRE DOCUMENT. THIS CAN DRAMATICALLY REDUCE PRINTING AND
 WAREHOUSING COSTS, AND ALLOWS MORE TIMELY UPDATES OF TECHNICAL INFORMATION.

      XYVISION CUSTOMERS IN THE TECHNICAL DOCUMENTATION SEGMENT INCLUDE:
 AEROSPATIALE (FRANCE), BOEING HELICOPTERS, CONSOLIDATED FREIGHTWAYS, CUMMINS ENGINE, GULFSTREAM AEROSPACE, GENERAL ELECTRIC, MCDONNELL DOUGLAS AEROSPACE,
  FORD MOTOR CO., PRATT & WHITNEY CANADA, RAYTHEON SERVICE COMPANY, TWEDDLE
          LITHO, SIKORSKY AIRCRAFT, AND WESTLAND HELICOPTERS (U.K.).

COMMERCIAL PUBLISHING APPLICATIONS SEGMENT. Customers in this segment include commercial printers and trade service bureaus, book and journal publishers, legal publishers, professional associations, wholesale distributors, financial services and insurance companies, pharmaceutical companies, and government agencies. Commercial printers and trade service bureaus produce periodicals, text and reference books, directories, and other high-quality printed materials. While these companies do not own the information within a publication, document production is the company's major source of income, and timely delivery of quality work is essential. Additionally, service providers have begun to produce a variety of electronic deliverables to generate additional revenue, including Internet online, CD-ROM, and Adobe Acrobat documents. Parlance Publisher gives commercial service providers a competitive advantage by enabling them to quickly produce high-quality, camera-ready, printed and electronic output.

       COMMERCIAL PUBLISHERS, SUCH AS LEGAL PUBLISHERS AND PROFESSIONAL ASSOCIATIONS, OWN THE PUBLISHED INFORMATION AND HAVE INCREASINGLY BEEN FACED WITH THE NEED TO BETTER MANAGE INFORMATION CONTENT, VERSIONS, AND WORKFLOW.
     XYVISION'S PDM PROVIDES THESE COMPANIES WITH A COMPLETE INFORMATION MANAGEMENT SOLUTION THAT REDUCES COSTS, SHORTENS THE PRODUCTION CYCLE, AND
ENABLES CUSTOMERS TO GENERATE NEW REVENUE BY REPACKAGING EXISTING INFORMATION
                       INTO NEW PUBLICATIONS OR MEDIA.

  XYVISION CUSTOMERS IN THE COMMERCIAL PUBLISHING SEGMENT INCLUDE AAA, ASTM, AMERICAN INSTITUTE OF PHYSICS, AMERICAN CHEMICAL SOCIETY, AMERICAN MEDICAL ASSOCIATION, CADMUS JOURNAL SERVICES, CAPITAL PRINTING SYSTEMS, FACTS AND COMPARISONS, GRAFIKON (BELGIUM), IDEA INSTITUTE (JAPAN), MERCK & CO., R.R.
    DONNELLEY & SONS, SHEPARD'S/MCGRAW-HILL, REED ELSEVIER, TVSM, THOMSON
                 PROFESSIONAL PUBLISHING, AND VALUELINE, INC.

    COLOR ELECTRONIC DESIGN AND PREPRESS APPLICATIONS SEGMENT. This market segment consists of commercial trade shops, printers, packaging convertors, prepress service companies, consumer goods companies, and independent and in-house design organizations that specialize in packaging, advertising, catalogs, brochures, promotional displays and similar printed material that involves complex layout of color elements.

   For commercial trade shops, printers, and prepress service companies, the production of catalogs, brochures, posters or ads involves assembling job elements and page geometries into a high-quality, finished, printed piece. Typically, these organizations receive data from their clients in a variety of formats during various stages of the production cycle.

   Design firms, packaging manufacturers and consumer goods companies are responsible for creating packages, free-standing newspaper inserts, in-store promotions, and other collateral for consumer product marketing. For these companies, the challenge is taking an initial design concept through to completion.

   For each of these groups, success depends significantly on their ability to make the path from design through production completely electronic. They need to be able to create an open-systems environment that allows them to accept data in any format, at any time and to manage projects and people for efficient use of available resources.

   Contex software is sold to general and packaging trade shops, general printers, and packaging converters primarily to facilitate the color prepress production processes. It is sold to package designers and consumer product companies to facilitate the more interactive needs of designers. This typically involves exploration of design concepts and alternatives, and requires experimental, hands-on operations from designers.

   Xyvision's customers in the color electronic design and prepress application segment include: Akerlund & Rausing (Sweden), Banta/Color Response, Field Packaging (U.K.), The Gillette Company, DAR Projects (U.K.), Kimberly Clark, HEL Productions (Australia), Novacel (Mexico), Lincoln Graphics, Prestige Graphics (Malaysia), Rubber Type, Schawkgraphics,

Scandicolor (Denmark), Schmalback-Lubeca (Germany), Southern Graphics, and Litho Plus (Canada).

                               PRODUCT STRATEGY

   In the 1980s, Xyvision's strengths were primarily in organizations with production-oriented work groups that produced high-volume and/or high-quality documents and publications. In the 1990s, the tendency is for greater control to be moved into the hands of information creators (e.g., designers, authors, illustrators, etc.), with increasing focus placed on streamlining the production and dissemination processes. Also, there has been significant growth in the use of: (i) color, (ii) electronic deliverables (e.g., CD-Rom and the Internet), and (iii) document databases. Electronic dissemination is expected to lead to significant growth in multimedia publications.

   Xyvision recognizes that today's customers demand an open system with access to a wide range of products in an integrated environment. These systems must meet a customer's current needs while still providing a sound, flexible platform to meet their future needs in a rapidly changing marketplace. Xyvision's product and business strategy reflect a commitment to provide users with the tools to create this environment, which enables them to leverage existing investments, implement an efficient operation, and realize significant cost reductions and productivity increases.

   Xyvision's product development will continue to embrace open-systems technology and standards, and will focus on: (i) enhanced and broader functionality, (ii) document, information, and image management, (iii) workflow management, and (iv) productivity increases. The commitment to open-systems technology should continue to allow popular third-party applications, including desktop tools, to be integrated into each of Xyvision's solutions. Also, integration of third-party applications provides further leverage, as users can continue to use the "right tool for the right task" on equipment already in place throughout the organization or work group.

                            SALES AND DISTRIBUTION

   Xyvision Publishing Systems. In the United States and Canada, Xyvision markets these products and services primarily through a direct sales force. However, for larger document management systems, the Company is increasingly marketing through and with large systems integrators. In Europe, Asia, and Australia, these products and services are provided by independent distributors with appropriate systems integration skills.

   Contex Prepress Systems. Xyvision markets the Contex software and associated services primarily through a worldwide network of value added resellers with appropriate applications support and systems integration skills. This distribution program is called Contex Prepress
Partners(Trademark).

   International. The Company maintains a European sales and support headquarters in England. International revenues are expected to be of growing importance to the Company.

                         CUSTOMER SERVICE AND SUPPORT

   Most of Xyvision's customers enter into maintenance and support contracts and receive training. As part of a standard software support contract, the Company provides software and documentation updates, as well as telephone support. Each customer site is provided with remote diagnostics for the identification, isolation, and resolution of system problems. Hardware maintenance is provided by the vendor who manufactured the hardware.

   Upon request, Xyvision will provide its customers with complete workflow and configuration analysis, pre-installation planning, system integration, on-site and classroom training, applications support, program management, remote diagnostics, and field service and support.

   Revenues from customer service and support have been 40%, 38%, and 36% of overall revenues during fiscal 1993, fiscal 1994, and fiscal 1995, respectively.

                     PRODUCT DEVELOPMENT AND ENGINEERING

   The market for the Company's products is characterized by rapid technological change that requires the continuing enhancement of existing products and the development of new products. During the past three fiscal years ended March 31, 1995, the Company's investments in product development and engineering, before the capitalization of software costs, have been a significant percentage (17-19%) of the Company's total revenues.

   In the future, the Company's product development efforts will focus on continuing to enhance its open- architecture systems, increasing the price/performance of its products and developing software for specific application needs. The Company believes it will have to continue to invest a significant portion of its revenues in development to remain competitive in its markets.

                                 COMPETITION

   The markets for document management, publishing, and prepress systems are highly competitive. Xyvision competes with a number of companies, and other companies not currently in these markets may introduce competing products. Many existing and potential competitors have significantly greater financial, technical, and marketing resources than Xyvision.

   Competition is usually based on: (i) price/performance, (ii) functionality differences, (iii) quality and extent of service and support, and (iv) the financial strength of the vendor.

   In the market segment for document management and publishing applications for technical documentation, Xyvision principally competes with Frame/Datalogics, Documentum, Intergraph, Interleaf, and Xerox. In the commercial publishing applications market segment, the Company's principal competitors are CCI Europe, Miles 33, and Quark. In the prepress applications market segment, the Company competes primarily with Barco/Disc, Dainippon Screen, Linotype-Hell, Wright Technologies, Scitex, and a wide variety of desktop packages from companies such as Quark and Adobe.

                         MANUFACTURING AND SUPPLIERS

   Xyvision's Contex family of prepress systems is based on workstations and operating systems from Silicon Graphics, Inc. The Company's document management and publishing product lines have completed a transition from proprietary hardware platforms to workstations and operating systems from Sun Microsystems, IBM (including IBM's power PC products) and DEC. A significant interruption in supply from these vendors would have a material adverse effect on the Company.

                                   BACKLOG

   The Company believes that it is able to anticipate near-term demand for its products and ship products shortly after receipt of the order. Accordingly, the Company's backlog at any particular time is not indicative of future sales levels.

                      PATENTS, LICENSES, AND TRADEMARKS

   The Company relies on copyright, patent, and trade secret law to protect its technology. Management believes that because of rapid technological changes in professional publishing and color electronic design and prepress technologies, patent, trade secret, and copyright protection is not as significant to the Company's business as the technical and creative skills of its employees.

   Xyvision, PackageMaker, RIP'n'Strip, and RoboRIP are registered trademarks of the Company. The Company also uses the following trademarks; Parlance Publisher, Parlance Document Manager, Contex, Contex Professional, Contex LinePro, Contex Prepress Partners, DotBox, and SmarTrap.

   The Company has acquired non-exclusive licenses for certain software from several companies. These licenses permit the Company to grant sublicenses to its customers. Loss of the Company's rights to grant sublicenses to its customers on some of these software products could have a material adverse effect on the Company.

                                  EMPLOYEES

   As of March 31, 1995, the Company employed 171 persons, which included 50 in research and development, 47 in sales and marketing, 51 in customer support, and 23 in finance and administration.

   Xyvision's products are primarily proprietary software and services. Software and services companies are commonly referred to as "intellectual property companies." As an intellectual property company, management believes that the future success of the Company will depend in large part on its ability to attract and retain qualified employees. The Company does not expect to encounter any significant difficulty in hiring or retaining such personnel. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company believes its employee relations are excellent.

   Properties

   The Company's executive, administrative, research and development, and home office sales support facilities are located in a 77,214 square foot building in Wakefield, Massachusetts. The Company occupies this facility under a lease which expires in February 1996 (with a two-year option to extend on the part of the landlord).

   The Company also leases sales and service facilities at other locations in the United States and abroad.

   Legal Proceedings

   There are no material legal proceedings to which the Company or any of its subsidiaries is a party of or of which any of their properties is subject.

   Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 31, 1995.

                      EXECUTIVE OFFICERS OF THE COMPANY

   The Executive Officers and Management of the Company are as follows:

 NAME                     AGE       POSITION
Thomas H. Conway          56        Chief Executive Officer
Daniel M. Clarke          48        President and Chief Operating Officer
Eugene P. Seneta          50        Treasurer and Secretary
Kevin J. Duffy            40        Vice President, North American Sales
                                    Vice President, Customer Support and Managing
James G. Hickey           41        Director, Europe
Donald J. MacDonald       58        Vice President, International, Pacific Rim


   Mr. Conway has served as Chief Executive Officer since joining the Company in August 1991 and also served as President from August 1991 to February 1994. He is the President of the consulting firm T.H. Conway and Associates. For the past ten years he has been assisting companies to remediate their operational and financial problems. Mr. Conway is a graduate of Harvard College and holds a Masters Degree from the Wharton School of Finance. He is a member of the Financial Executive Institute, and his firm is one of the founding firms of the Turnaround Management Association.

   Mr. Clarke joined Xyvision in February 1990 as Vice President, Chief Financial Officer and Treasurer. He was appointed General Manager of Contex Prepress Systems in April 1991, and elected President and Chief Operating Officer in February 1994. He also served as Secretary from September 1990 to February 1994. He holds an M.B.A. degree from the Harvard Business School and a B.S. degree from Rensselaer Polytechnic Institute.

   Mr. Seneta joined Xyvision in June 1990 as Manager of Contract
Administration and was elected Treasurer and Secretary in February 1994. From May 1991 to February 1994, he served as Corporate Controller. He holds a Bachelor of Arts in Business Administration from Grove City College and an M.B.A. from the Emory University Graduate School of Business .

   Mr. Duffy joined Xyvision in June 1983 and was promoted to Vice President, North American Sales in April 1991. Immediately prior to this position, Mr. Duffy served as Director, Eastern Region Sales, a position he assumed in January 1990. Previously, he held a variety of sales, support, and marketing positions for the Company, including commercial sales manager, customer support manager, and pre-sales support manager. He holds a B.S. degree from Suffolk University.

   Mr. Hickey joined the Company in October 1987 and has served as Vice President of Customer Support since April 1991. In June 1992, he was given general management responsibility for Xyvision Publishing Systems activities in Europe. He spent his first two and a half years with Xyvision as aerospace market manager and director of product marketing. He holds a B.A. in Economics from Harvard College and an M.B.A. from the Stanford University Graduate School of Business.

   Mr. MacDonald is a member of Xyvision's founding group. He has been a Vice President of the Company since 1982, first with responsibilities for customer support, then special products and engineering services, and now sales for the Pacific Rim. He holds B.S. and M.S. degrees in electrical engineering from Northeastern University.

                                   PART II

   Market for the Registrant's Common Stock and Related Stockholder Matters

   The Company's Common Stock is currently traded on the Nasdaq system under the symbol "XYVI". The price per share of the Company's Common Stock is reported on the OTC Bulletin Board over a level 2 or level 3 Nasdaq workstation and through the National Quotation Bureau Pink Sheets.

   The following table sets forth the reported high and low sales prices for the Company's Common Stock for the periods indicated.

                          HIGH   LOW

FISCAL 1994
April 1 - June 30        $    .13 $   .05
July 1 - September 30         .13     .09
October 1 - December 31       .22     .13
January 1 - March 31          .22     .19

FISCAL 1995
April 1 - June 30        $    .20 $   .19
July 1 - September 30         .23     .20
October 1 - December 31       .53     .25
January 1 - March 31          .50     .50

   As of June 9, 1995, there were approximately 701 stockholders of record. No cash dividends have been paid on the Common Stock since Xyvision's formation. The Company does not expect to pay cash dividends on the Common Stock in the foreseeable future.

   Selected Financial Data

   The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                                                             Fiscal Year Ended
                                       -----------------------------------------------------------
                                         March 31,   MARCH 31,  MARCH 31,   MARCH 31,   MARCH 31,
                                           1991        1992       1993        1994        1995
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues                               $27,793     $ 22,695    $23,846     $23,865     $24,559
Gross margin                           9,966          7,609     10,626      11,907      12,045
Operating expenses                     26,502        15,272     13,833      11,815      11,205
Income (loss) from operations          (16,536)      (7,664)     (3,206)         92        840
Income (loss) before income taxes  and
 extraordinary item                    (16,961)      (8,903)     (4,079)       (479)        321
Net income (loss) (1)                  (16,961)      (5,299)      1,631        301         321
Net income (loss) per share (1)        $(3.08)     $      (.95) $      .24 $      .04  $      .03
Weighted average common and common
 equivalent shares outstanding         5,516          5,566      6,908       8,224      10,033
FINANCIAL POSITION
Cash, cash equivalents and short-term
  investments                          $7,510      $    825    $   577     $   312     $   174
Working capital (deficit)              6,424        (13,973)     (4,115)     (8,961)     (3,200)
Total assets                           30,188        15,536     12,846      12,505      13,137
Long-term debt                         22,529         2,958      7,445       1,706       4,655
Stockholders' deficit                  $(4,958)    $ (9,521)    $(7,295)    $(6,674)    $(4,116)
OTHER INFORMATION
Research and development expenditures,
 including capitalized software costs  $7,522      $  5,590    $ 4,041     $ 4,586     $ 4,410

   (1) Fiscal 1992 results include an extraordinary item for a gain of $3,604, or $.65 per share, from the exchange of Debentures for unsecured, unsubordinated promissory notes, and shares of common stock (also, see Note 9 of the Notes to Consolidated Financial Statements).

   Fiscal 1993 results include an extraordinary item for a gain of $5,709, or $.83 per share, from the exchange of Debentures for unsecured, unsubordinated promissory notes, and shares of common stock (also, see Note 9 of the Notes to Consolidated Financial Statements).

   Fiscal 1994 results include an extraordinary item for a gain of $780, or $.10 per share, from the exchange of Debentures for unsecured, unsubordinated promissory notes, and shares of common stock (also, see Note 9 of the Notes to Consolidated Financial Statements).

   Management's Discussion and Analysis of Financial Condition and Results of Operations

                            RESULTS OF OPERATIONS

   Revenues increased slightly from $23,846,000 in fiscal 1993 to $23,865,000 in fiscal 1994 and increased 3% from $23,865,000 in fiscal 1994 to $24,559,000 in fiscal 1995. From fiscal 1993 to fiscal 1994, systems revenues increased 4% due primarily to the increased volume from both the Company's publishing and color system's domestic markets. In fiscal 1995 systems revenues increased 5% from fiscal 1994, due primarily to the increased volume from the Company's color systems European and Pacific Rim/Asian markets. Service revenues decreased 6% from fiscal 1993 to fiscal 1994 and decreased 1% from fiscal 1994 to fiscal 1995. The decreases are primarily due to reduced maintenance from the Company's publishing domestic markets. In fiscal 1993 and 1994, market concerns over the Company's financial condition also had a negative impact on revenues. Although in the sales process the Company continues to encounter questions concerning its financial condition, the Company does not believe that these concerns had a significant impact on revenues in fiscal 1995.

   Gross margins increased from 45% of revenues in fiscal 1993 to 50% of revenues in fiscal 1994, but decreased to 49% in fiscal 1995. System margins increased from 52% of revenues in fiscal 1993 to 63% of revenues in fiscal 1994, but decreased to 58% of revenues in fiscal 1995. The systems margin increase in fiscal 1994 was due to a higher content of software. The decrease in fiscal 1995 was the result of higher amortization of capitalized software development costs. Service margins decreased from 34% of revenues in fiscal 1993 to 29% of revenues in fiscal 1994 and then increased to 33% of revenues in fiscal 1995. The decrease in service margin in fiscal 1994 was the result of reduced service revenues and a relatively high level of fixed costs. The increase in service margins in fiscal 1995 was due to careful control of expenses.

   Research and development expenses, including capitalized software development costs, were $4,041,000, $4,586,000 and $4,410,000 for fiscal 1993, 1994, and 1995, respectively. These amounts represented 17%, 19%, and 18% of revenues, respectively. Capitalized software costs were $1,287,000, $1,389,000, and $1,413,000 in fiscal 1993, 1994, and 1995 respectively. The increase in research and development expenditures from fiscal 1993 to fiscal 1994 was due to the Company's continuing commitment to support its product development programs. The decrease in research and development expenditures from fiscal 1994 to fiscal 1995 was primarily due to the completion of major projects and cost control efforts. Research and development expenses, excluding capitalized software costs, were 12%, 13% and 12% of revenues during fiscal 1993, 1994 and 1995, respectively.

   Marketing, general, and administrative expenses decreased from $9,468,000 (or 40% of revenues) in fiscal 1993 to $8,618,000 (or 36% of revenues) in fiscal 1994. Fiscal 1995 expenses decreased further to $8,208,000 (or 33% of revenues). These decreases are primarily a result of the Company's continuing cost awareness and containment efforts. Management does not expect further decreases in fiscal 1996.

   The Company continually evaluates the future benefit of its capitalized software costs. During fiscal 1993, the Company wrote off $1,610,000 of capitalized software costs for Xyvision's publishing products that were not expected to generate material benefits to the Company in future periods since they were replaced by new software technologies released by the Company.

   Interest income was $32,000, $3,000 and $9,000 in fiscal 1993, 1994, and 1995, respectively. The low amount of interest income in each of the fiscal years was due to the decrease in the Company's level of cash available for investing. Interest expense from third parties was $789,000, $256,000 and $284,000 in fiscal 1993, 1994, and 1995, respectively. Interest expense on debt from third parties includes the interest obligation on the Debentures and the quarterly interest payments on the 4% promissory notes. The decrease in the interest expense from fiscal 1993 to fiscal 1994 was a result of the Debenture exchanges. The increase in the interest expense from fiscal 1994 to fiscal 1995 was primarily due to the quarterly interest payments on the new 4% promissory notes (also please see Note 9 of the Notes to Consolidated Financial Statements). Interest expense related to the Company's debt to a shareholder was $115,000, $317,000, and $244,000 in fiscal 1993, 1994, and
1995, respectively.

   During fiscal 1993, the Company entered into exchange transactions with investors holding a total of $10,285,000 principal amount of Debentures. As a result of these transactions, the Company realized an extraordinary gain of $5,709,000, or $.83 per share. These Debentureholders exchanged their Debentures for (i) an unsecured, unsubordinated promissory note of the Company, in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, which bears interest (payable at maturity) at 15% per year (compounded annually) and matures 30 months from issuance, and (ii) 107,095 shares of common stock of the Company per $1,000,000 principal amount of Debentures exchanged.

   During fiscal 1994, the Company entered into agreements to restructure an additional $1,425,000 of Debentures on substantially the same terms as those described above. As a result of these transactions, the Company realized an extraordinary gain of $780,000, or $.10 per share.

   During fiscal 1995, the Company entered into agreements to restructure an additional $30,000 of Debentures on substantially the same terms as those described above. The Company did not recognize an extraordinary gain on these transactions.

   During fiscal 1995, the Company completed exchange transactions with holders of 15% Promissory Notes in an aggregate principal amount of $4,637,000, in which, in exchange for the cancellation of a 15% Promissory Note (including all rights to receive any interest accrued thereon) the Company issued, among other securities, shares of Series B Preferred Stock. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared. During fiscal 1995, as a result of these transactions, the Company declared dividends of $35,000 on the Series B Preferred Stock.

   Net income allocable to common stockholders was $286,000, $301,000 and $1,631,000 for fiscal 1995, 1994, and 1993, respectively.

   The Company believes inflation has not had a material effect on its results of operations to date.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1995, the Company had cash and cash equivalents of $174,000, which is a decrease of $138,000 from the previous fiscal year end. Approximately $1,767,000 of cash was provided by operations and approximately $1,783,000 of cash was used in investing activities in fiscal 1995. The Company plans to continue its aggressive efforts of managing working capital.
 .

   In fiscal 1995 the Company invested $1,783,000 in capital assets, including $1,413,000 of capitalized software costs, reflecting the Company's continuing commitment to its product development programs. The Company anticipates it will continue to invest in capital assets as required to support its product development efforts and general business needs in future periods.

   The Company has a $3,000,000 line of credit with a current investor in the Company. The line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. Interest on the line of credit is payable monthly. The line of credit is scheduled to expire on June 30, 1995, although the Company and this investor are currently engaged in negotiations to extend the credit line.

   At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,675,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at a maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and (ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of June 28, 1995, a total of $3,735,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has indentified the holders of $1,960,000 principal amount, leaving $1,775,000 principal amount of Debentures unidentified.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994 or 1995. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the then outstanding principal amount of Debentures have the right to accelerate the maturity date of the remaining Debentures. To date (June 28, 1995), such acceleration has neither occurred nor been threatened.

   The Company continues to negotiate in good faith with as many of the remaining Debentureholders as possible. However, despite the progress that has been made, the Company can still give no assurance about the outcome of the Debenture restructuring efforts and does not expect the matter to be resolved in the near future. If the Company is unable to enter into restructuring transactions with the remaining Debentureholders, and such Debentureholders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.

   In addition, as of September 30, 1994 the Company had issued promissory notes in an aggregate principal amount of $5,692,000 in connection with the Debenture exchange transactions described above, the interest on which accrued at a rate of 15% per year and totalled $2,344,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and February 28, 1997. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. During fiscal 1995, the Company completed exchange transactions with holders of 15% Promissory Notes in an aggregate principal amount of $4,637,000, in which, in exchange for the cancellation of a 15% Promissory Note (including all rights to receive any interest accrued thereon), the Company issued (i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and (iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events as defined in the Series B Preferred Stock terms. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the Series B Preferred Stock is convertible. As of June 28, 1995, 15% Promissory Notes in an aggregate principal amount of $1,02 3,000 were outstanding which will mature at various dates between July 1, 1995 and February 28, 1997. The Company will seek to restructure the remaining 15% Promissory Notes.

   The Company anticipates that its cash requirements for the first part of fiscal 1996 will be satisfied from its present cash balances, cash flow from existing operations, and its credit line, assuming the extension of the credit line and the continued forbearance by the Debentureholders. Despite the progress made during the past fiscal year, the Company can give no assurance on the outcome of the Debenture restructuring efforts and does not expect the matter to be resolved in the immediate future. Moreover, no assurance can be given as to the ability of the Company to satisfy or otherwise discharge its payment obligations under the promissory notes issued in connection with the Debenture restructuring. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

   The Company's long term liquidity needs cannot reasonably be determined at this time principally because these needs are dependent, in a large part, upon the outcome of the Company's ongoing attempts to restructure the remaining outstanding Debentures and the ability of the Company to obtain financing to repay or otherwise restructure the remaining outstanding 15% promissory notes.

   The Company believes that its current strategy, as outlined in Item 1 of this Form 10-K, will continue to significantly contribute to the revival of the Company. During fiscal 1996, the Company will focus more emphasis on marketing and enhancing its new technologies, and broadening geographic distribution. While the Company remains confident about its future, it can give no assurance regarding the ultimate success of its strategy.

   Financial Statements and Supplementary Data

                      REPORT OF INDEPENDENT ACCOUNTANTS

                  TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
                              OF XYVISION, INC.:

   We have audited the accompanying consolidated balance sheets of Xyvision, Inc. as of March 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a incurred loss from operations in fiscal 1993 and has working capital and stockholders' deficit at March 31, 1995 and 1994. On May 5, 1995, 1994, 1993, and 1992, the
Company elected not to make the interest payment that was due on its 6% Convertible Subordinated Debentures. Under the terms of the Indenture covering the debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the debentures have the right to accelerate the maturity date of the remaining debentures. As of June 9, 1995, no such acceleration had occurred. The Company's attainment of profitable operations and sufficient additional financing, as well as the continued forbearance of its Debentureholders, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's actions in regard to these matters are described in Note 2. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

   Because of the significance of the uncertainties referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the consolidated financial statements referred to above.
                                                     COOPERS & LYBRAND, L.L.P.
Boston, Massachusetts
June 9, 1995

                                XYVISION, INC.
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1995 AND 1994

 ASSETS                                                        1995           1994
Current assets:
Cash                                                       $    174,289   $    312,238
Accounts receivable:  Trade, less allowance for doubtful
 accounts of   $711,000 in 1995 and $759,000 in 1994          7,860,775      6,973,216
 Retainage                                                           --        526,220
Inventories                                                     188,251         91,401
Other current assets                                          1,173,339        609,543
Total current assets                                          9,396,654      8,512,618

 Property and equipment, net                                  1,217,799      1,787,900
Other assets, net, principally capitalized software costs     2,522,159      2,204,887
Total assets                                               $ 13,136,612   $ 12,505,405
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Note payable to shareholder                                $  1,100,000   $  1,400,000
Current portion of long-term debt                             5,175,906     10,103,793
Accounts payable and accrued expenses                         3,664,855      2,740,029
Other current liabilities                                     2,656,157      3,229,393
Total current liabilities                                    12,596,918     17,473,215
Long-term debt                                                4,655,255      1,705,972
Total liabilities                                            17,252,173     19,179,187

 Commitments and contingencies                                       --             --

 Stockholders' deficit:
Series preferred stock, $1.00 par value; 2,700,000 shares
  authorized; no shares issued                                       --             --
Series B Preferred Stock, $1.00 par value: 300,000 shares
  authorized; 189,875 issued at March 31, 1995  (aggregate
 liquidation preference of $2,373,438)                          189,875             --
Common stock, $.03 par value; 20,000,000 shares
 authorized;  9,218,962 issued in 1995 and 8,752,104
 issued in 1994                                                 276,569        262,563
Additional paid-in capital                                   41,176,900     39,367,327
Accumulated deficit                                         (43,806,103)   (44,091,927)
                                                             (2,162,759)    (4,462,037)
Less: Treasury stock, at cost; 573,325 shares in 1995 and
  573,925 shares in 1994                                      1,458,517      1,460,317
Receivable from employee stock ownership plan                   494,285        751,428
Total stockholders' deficit                                  (4,115,561)    (6,673,782)
Total liabilities and stockholders' deficit                $ 13,136,612   $ 12,505,405

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED MARCH 31, 1995, 1994, AND 1993

                                                              1995          1994          1993
- -------------------------------------------------------- ------------- ------------- -------------
Revenues:  Systems                                       $15,674,312   $14,895,180   $14,320,653
 Service                                                   8,884,796     8,969,855     9,525,021
   Total revenues                                         24,559,108    23,865,035    23,845,674
Cost of sales:  Systems                                    6,527,775     5,572,756     6,907,004
 Service                                                   5,986,263     6,385,063     6,312,248
   Total cost of sales                                    12,514,038    11,957,819    13,219,252

 Gross margin                                             12,045,070    11,907,216    10,626,422

 Expenses:
 Research and development                                  2,997,285     3,197,231     2,754,256
 Marketing, general, and administrative                    8,207,762     8,618,326     9,468,232
 Write down of capitalized software costs                         --            --     1,610,428
   Total operating expenses                               11,205,047    11,815,557    13,832,916
Net income (loss) from operations                            840,023        91,659    (3,206,494)
Other income (expense), net:  Interest income                  9,193         2,848        32,156
  Interest expense - third party                            (284,285)       (256,499)       (789,359)
  Interest expense - shareholder                            (244,204)       (316,613)       (115,014)
  Total other expense, net                                  (519,296)       (570,264)       (872,217)
Income (loss) before income taxes and extraordinary item     320,727      (478,605)     (4,078,711)
Provision for income taxes                                        --            --            --
Income (loss) before extraordinary item                      320,727      (478,605)     (4,078,711)
Extraordinary item:
 Gain on exchange of convertible subordinated
   debentures                                                     --       779,574     5,709,396
Net income                                                   320,727       300,969     1,630,685
Series B Preferred Stock Dividends                            34,903            --            --
Net income allocable to common stockholders              $   285,824   $   300,969   $ 1,630,685

 Income (loss) per share:
 Income (loss)before extraordinary item                  $          .03 $         (.06) $         (.59)
 Extraordinary item                                                 .--            .10            .83
 Income per share                                        $          .03 $          .04 $          .24

 Weighted average common and common equivalent  shares
 outstanding                                              10,032,930     8,224,189     6,908,456

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 1995, 1994, AND 1993

                                                               1995          1994          1993
- ---------------------------------------------------------- ------------- ------------- -------------
Operations: Net income                                     $   320,727   $   300,969   $ 1,630,685
Adjustments to reconcile net income to net cash  provided
 from operating activities:
Gain on exchange of convertible subordinated  debentures            --      (779,574)   (5,709,396)
Write down of capitalized software costs                            --            --     1,610,428
Depreciation and amortization                                2,137,450     2,231,586     3,253,270
Provision for losses on contracts and accounts receivables     505,554       963,803     1,357,000
Loss on disposal of property and equipment                      20,030        61,733        20,565
Operating assets and liabilities:
 Accounts receivable                                        (1,393,112)   (1,275,876)   (2,017,481)
 Retainage                                                     526,220       113,196      (639,416)
 Inventories                                                   (96,850)      152,506       205,363
 Accounts payable and accrued expenses                         894,249      (696,822)      219,918
 Other current liabilities                                    (577,608)      371,210       (48,176)
 Other current assets                                         (570,109)     (147,415)      519,239
Net cash provided from operations                            1,766,551     1,295,316       401,999
Investments:
Additions to property and equipment                           (368,982)     (640,176)     (719,580)
Proceeds from sales of property and equipment                      225        11,794        19,645
Additions to customer support spares                            (1,358)           --       (42,809)
Capitalized software costs                                  (1,412,911)   (1,388,884)   (1,286,593)
Net cash used by investments                                (1,783,026)   (2,017,266)   (2,029,337)
Financing:
Repayment of debt                                                   --            --       (81,948)
Proceeds from line of credit from a shareholder              1,800,000     2,900,000     2,700,000
Repayment of line of credit to a shareholder                (2,100,000)   (2,700,000)   (1,500,000)
Proceeds from issuance of common stock from treasury               186           331         3,947
Dividends on preferred stock                                   (15,967)           --            --
Payment on 15% promissory notes                                (62,836)           --            --
Loan payment from Employee Stock Ownership Plan                257,143       257,143       257,143
Net cash provided from (used by) financing                    (121,474)      457,474     1,379,142
Net decrease in cash and cash equivalents                     (137,949)     (264,476)     (248,196)
Cash and cash equivalents at the beginning of the year         312,238       576,714       824,910
Cash and cash equivalents at the end of the year           $   174,289   $   312,238   $   576,714


The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED MARCH 31, 1993, 1994 AND 1995

                                                                                                                                 <
      C>
                                                                                                                     RECEIVABLE
                                                                                                                        FROM
                                                                                                                      EMPLOYEE
                                                                     ADDITIONAL                                        STOCK
     TOTAL
                                                PREFERRED  COMMON      PAID-IN     ACCUMULATED       TREASURY        OWNERSHIP
   STOCKHOLDERS'
                                              STOCK         STOCK        CAPITAL        DEFICIT          STOCK    PLAN
      DEFICIT
BALANCE, MARCH 31, 1992                                   $205,811   $39,113,757   $(46,023,581)   $(1,551,601)   $(1,265,714)
   $(9,521,328)
ISSUANCE OF COMMON STOCK WITH THE EXCHANGE OF
 $10,285,000 OF CONVERTIBLE SUBORDINATED
 DEBENTURES, 1,030,549 SHARES                               30,916       223,466
      254,382
ISSUANCE OF COMMON STOCK IN ACCORDANCE WITH
 CREDIT LINE AGREEMENT, 400,000 SHARES                      12,000        68,000
       80,000
ISSUANCE OF STOCK FROM TREASURY FOR LEGAL
 SERVICES ASSOCIATED WITH THE EXCHANGE OF
 CONVERTIBLE SUBORDINATED DEBENTURES, 20,000
 SHARES                                                                  (58,125)                       60,000
        1,875
ISSUANCE OF STOCK FROM TREASURY UNDER
 EMPLOYEE STOCK PURCHASE PLAN, 7,028 SHARES                              (19,217)                       21,084
        1,867
- --------------------------------------------- ----------- ---------- ------------- --------------- -------------- --------------
   ---------------
ISSUANCE OF STOCK FROM TREASURY FOR
 EMPLOYMENT SERVICE AWARDS, 1,000 SHARES                                  (2,794)                        3,000
          206
PAYMENTS ON RECEIVABLE FROM EMPLOYEE STOCK
 OWNERSHIP PLAN                                                                                                   257,143
      257,143
NET INCOME                                                                            1,630,685
    1,630,685
BALANCE, MARCH 31, 1993                         --         248,727    39,325,087    (44,392,896)    (1,467,517)   (1,008,571)
   (7,295,170)
- --------------------------------------------- ----------- ---------- ------------- --------------- -------------- --------------
   ---------------
ISSUANCE OF COMMON STOCK WITH THE EXCHANGE OF
 $1,425,000 OF CONVERTIBLE SUBORDINATED
 DEBENTURES, 161,181 SHARES                                  4,836        14,359
       19,195
ISSUANCE OF COMMON STOCK IN ACCORDANCE WITH
 CREDIT LINE AGREEMENT 300,000 SHARES                        9,000        34,750
       43,750
ISSUANCE OF STOCK FROM TREASURY FOR
 EMPLOYMENT SERVICE AWARDS, 2,400 SHARES                                  (6,869)                        7,200
          331
PAYMENTS ON RECEIVABLE FROM EMPLOYEE STOCK
 OWNERSHIP PLAN                                                                                                   257,143
      257,143
NET INCOME                                                                              300,969
      300,969
BALANCE, MARCH 31, 1994                         --         262,563    39,367,327    (44,091,927)    (1,460,317)   (751,428)
   (6,673,782)
- --------------------------------------------- ----------- ---------- ------------- --------------- -------------- --------------
   ---------------
ISSUANCE OF COMMON STOCK WITH THE EXCHANGE OF
 $30,000 OF CONVERTIBLE SUBORDINATED
 DEBENTURES, 3,213 SHARES                                       96           639
          735
============================================= =========== ========== ============= =============== ============== ==============
   ===============
ISSUANCE OF COMMON STOCK WITH THE EXCHANGE OF
 $4,636,500 OF PROMISSORY NOTES, 463,650
 SHARES                                                     13,910       101,673
      115,583
ISSUANCE OF SERIES B PREFERRED STOCK WITH THE
 EXCHANGE OF $4,636,500 OF PROMISSORY NOTES,
 189,875 SHARES                               189,875                  1,708,875
    1,898,750
ISSUANCE OF STOCK FROM TREASURY FROM
 EMPLOYMENT SERVICE AWARDS, 600 SHARES                                    (1,614)                        1,800
          186
PAYMENTS ON RECEIVABLE FROM EMPLOYEE STOCK
 OWNERSHIP PLAN                                                                                                   257,143
      257,143
DIVIDENDS ON SERIES B PREFERRED STOCK                                                   (34,903)
      (34,903)
NET INCOME                                                                              320,727
      320,727
BALANCE, MARCH 31, 1995                       $189,875    $276,569   $41,176,900   $(43,806,103)   $(1,458,517)   $(494,285)
   $(4,115,561)

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business: Xyvision, Inc. (the "Company"), which operates as a single industry segment, designs and markets software for publishing, document management, color design, and prepress applications.

   Basis of Presentation: The consolidated financial statements include the accounts of Xyvision, Inc. and all its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   Cash: Cash consists of bank deposits.

   Inventories: Inventories are stated at the lower of cost, determined under the first-in, first-out method, or market.

   Property and Equipment: Property and equipment are stated at cost. Major renewals and improvements are capitalized while repair and maintenance charges are expensed when incurred. Depreciation and amortization are computed on a straight-line basis over the useful lives of the assets, except for leasehold improvements that are amortized over the lesser of the term of the lease or the estimated useful life of the related asset. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. Any gain or loss is included in income.

   The following lives are used to provide for depreciation and amortization:

                                               LIVES IN YEARS
- ---------------------------------------------- ------------------
Design, test, and manufacturing equipment      2-5
Office furniture and fixtures                  7
Leasehold improvements                         2-10
Purchased software                             5
Delivery and service vehicles                  3

   Revenue Recognition: Revenues from equipment, software, and supplies are recognized upon shipment. Maintenance revenues are recognized over the contractual periods and noncontractual maintenance services are recognized as the services are provided. Revenues on major systems integration contracts are recognized on the percentage-of-completion method. Losses, if any, on such contracts are provided for at the time they become apparent.

   Software Development Costs: Costs for research, design, and development of software for sale to others incurred prior to the achievement of "technological feasibility" are charged to expense. The Company capitalizes certain software costs in accordance with Statement of Financial Accounting No. 86, "Accounting for costs of computer software to be sold, leased or otherwise marketed". The Company amortizes these costs over periods not exceeding three years beginning when the product is offered for sale. The amortization recognized in a period is the greater of the straight line basis or the proportion of current revenues to total anticipated revenues.

   Income Taxes: The Company follows the provisions of Financial Accounting Standards Board Statement ("FAS") No. 109, "Accounting for Income Taxes." Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial statement purposes and such amounts recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax rates. Applicable tax credits are recognized as a reduction in the provision for income taxes in the year in which they are available.

   Warranty Costs: The Company warrants the majority of its products for 90 days from the date of customer acceptance. Estimated warranty costs are provided at the time of sale. Warranty costs incurred by the Company have not been significant.

   Earnings (Loss) per Share: Earnings (loss) per share is computed based on the weighted average number of common shares outstanding adjusted to include the dilutive effect of stock options and warrants.

   Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables.

   Concentrations of credit risk with respect to trade receivables are due to the number of customers operating primarily in the electronic publishing industry, which includes commercial publishers, printers, and trade shops.

                              FUTURE OPERATIONS

   In fiscal 1992, the Company reduced its workforce and made other cost reductions to meet the realities of: (i) becoming a software and services oriented business and (ii) weak worldwide demand in its markets. In fiscal 1993, the Company continued to adjust expenses due to these same factors.

   At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,675,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at a maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and (ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of June 28, 1995, a total of $3,735,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has indentified the holders of $1,960,000 principal amount, leaving $1,775,000 principal amount of Debentures unidentified.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994 or 1995.

   Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of June 28, 1995, no such acceleration had occurred or been threatened. The Company continues to negotiate, in good faith, with as many of the remaining Debentureholders as possible. However, despite the progress that has been made, the Company can still give no assurance about the outcome of the Debenture conversion efforts and does not expect the matter to be resolved in the near future.

   If the Company is unable to enter into exchange transactions with the remaining Debentureholders, and such Debentureholders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes, and completes alternative restructuring strategies.

   In addition, as of September 30, 1994 the Company had issued promissory notes in an aggregate principal amount of $5,692,000 in connection with the Debenture exchange transactions described above, the interest on which accrued at a rate of 15% per year and totalled $2,344,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and February 28, 1997. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. During fiscal 1995, the Company completed exchange transactions with holders of 15% Promissory Notes in an aggregate principal amount of $4,637,000, in which, in exchange for the cancellation of a 15% Promissory Note (including all rights to receive any interest accrued thereon), the Company issued (i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and (iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events as defined in the Series B Preferred Stock terms. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the Series B Preferred Stock is convertible. The exchange transaction was completed assuming a fair value of $10 per share of Series B Preferred Stock. An independent valuation of the Series B Preferred Stock was completed which supported a fair value of $10.00 per share. The Company will seek to restructure the remaining 15% Promissory Notes.

   On June 30, 1992, the Company obtained a $2,000,000 line of credit with a current investor in the Company. The line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. Interest on the line of credit is payable monthly. The Company issued 400,000 shares of common stock and a common stock purchase warrant for 100,000 shares of common stock at an exercise price of $.50 per share to the investor for no additional consideration upon signing of the line of credit. In addition, as required by the line of credit, from September 30, 1992 through June 30, 1993, the Company granted the investor four additional common stock purchase warrants, each covering 100,000 shares of common stock. On September 28, 1993, the Company and the investor amended the line of credit. Under the terms of this amendment: (i) the amount available under the line of credit was increased from $2,000,000 to $2,500,000; (ii) the annual interest rate was reduced from 13% to 10%; and (iii) the term of the line of credit was extended from June 30, 1994 to June 30, 1995. In consideration of such changes, the Company: (i) reduced the exercise price of 200,000 and 100,000 common stock purchase warrants exercisable by the investor from $.50 and $.25 per share, respectively, to $.09 per share (the fair market value of the common stock on September 28, 1993); (ii) issued 200,000 shares of common stock and a warrant to purchase 300,000 shares of common stock at an exercise price of $.09 per share to the investor for no additional consideration; and (iii) agreed to grant the investor up to eight additional warrants, each covering 125,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of issue or $1.00 per share.

   On December 3, 1993, the Company and the investor entered into an additional amendment to the line of credit. Under the terms of this amendment, the amount available under the line of credit was increased to $3,000,000. In consideration of this change, the Company: (i) issued 100,000 shares of common stock and a warrant to purchase 500,000 shares of common stock at fair market value of the common stock on December 3, 1993 and (ii) agreed to grant the investor up to seven additional common stock purchase warrants between December 31, 1993 and June 30, 1995, each covering 200,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of grant or $1.00 per share (these warrants are in lieu of the last seven of the warrants referred to in clause
(iii) of the preceding paragraph). As of March 31, 1995, the Company had $1,900,000 available under the amended line of credit. As of June 28, 1995, the Company had $1,000,000 available under the amended line of credit. The line of credit is scheduled to expire on June 30, 1995, although the Company and this investor are currently engaged in negotiations to extend the credit line.

   The Company anticipates that its cash requirements for the first part of fiscal 1995 will be satisfied from its present cash balances, cash flow from existing operations, and its credit line, assuming the extension of the credit line and the continued forbearance by the Debentureholders. Despite the progress made during the past fiscal year, the Company can give no assurance on the outcome of the Debenture restructuring efforts and does not expect the matter to be resolved in the immediate future. Moreover, no assurance can be given as to the ability of the Company to satisfy or otherwise discharge its payment obligations under the promissory notes issued in connection with the Debenture restructuring. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

   The Company's long term liquidity needs cannot reasonably be determined at this time principally because these needs are dependent, in a large part, upon the outcome of the Company's ongoing attempts to restructure the remaining outstanding Debentures and the ability of the Company to obtain financing to repay or otherwise restructure the remaining outstanding 15% Promissory Notes.

   The Company believes that its current strategy, as previously described, will continue to significantly contribute to the revival of the Company. During fiscal 1996 , the Company will focus more emphasis on marketing and enhancing its new technologies, and broadening geographic distribution. While the Company remains confident about its future, it can give no assurance regarding the ultimate success of its strategy.

                             ACCOUNTS RECEIVABLE

   Trade receivables do not contain any material amounts collectible over a period in excess of one year. Retainage consists of receivables billed under retainage provisions of contracts and collectibility is not expected to extend over a period of one year.

INVENTORIES

   Inventory consists primarily of finished goods from third party vendors.

                            PROPERTY AND EQUIPMENT

   Property and equipment consists of:

                                          March 31, 1995        March 31, 1994
Design, test, and manufacturing equipment $ 4,864,898    $ 11,876,517
Office furniture and fixtures               1,197,041       1,194,265
Leasehold improvements                      1,209,948       1,204,929
Purchased software                            316,974         654,721
Delivery and service vehicles                   9,333         148,434
                                            7,598,194      15,078,866
Accumulated depreciation and amortization  (6,380,395)    (13,290,966)
                                          $ 1,217,799    $  1,787,900

   Depreciation and amortization expense for property and equipment for fiscal 1995, 1994, and 1993 was $919,000, $1,301,000, and $1,759,000,
respectively.

                                 OTHER ASSETS

   Other assets consists of the following, which are presented net of any accumulated amortization:

                            MARCH 31,    MARCH 31,
                                1995       1994
                           ------------ ------------
Capitalized software costs $2,214,966   $1,944,894
Debenture issuance costs       57,448       67,391
Other                         249,745      192,602
                           $2,522,159   $2,204,887

   The Company continually evaluates the future benefit of its capitalized software costs. During fiscal 1993, the Company determined that certain costs exceeded their net realizable value due to new software technologies developed and released by the Company. Accordingly, the Company wrote down these capitalized software costs by $1,610,000 in the third quarter of fiscal 1993. In fiscal 1994, the Company retired $9,713,000 of fully amortized capitalized software costs. Capitalized software costs amortized and charged to expense were $1,143,000, $752,000, and $1,024,000 in fiscal 1995, 1994, and 1993, respectively. Capitalized software costs are presented net of accumulated amortization of $1,937,000 and $794,000 at March 31, 1995 and 1994, respectively.

   Debenture issuance costs amortized and charged to expense were $10,000, $11,000, and $31,000, in fiscal 1995, 1994, and 1993 , respectively. In addition, as a result of the exchange of Debentures in fiscal 1994 and 1993, related Debenture issuance costs of $27,000 and $217,000, respectively were written off as a reduction to the extraordinary gain recognized in each fiscal year 1994 and 1993, respectively. The accumulated amortization of the Debenture issuance costs was $727,000 and $717,000 at March 31, 1995 and 1994, respectively. (See Note 9.)

                          OTHER CURRENT LIABILITIES

   Other current liabilities consists of:

                                MARCH 31,    MARCH 31,
                                    1995       1994
- ------------------------------ ------------ ------------
Deferred service revenue       $1,107,493   $1,747,482
Interest payable on debentures    876,277      660,441
Customer deposits                  34,000       31,000
Other                             638,387      790,470
                               $2,656,157   $3,229,393

                         NOTE PAYABLE TO SHAREHOLDER

   On June 30, 1992, the Company obtained a $2,000,000 line of credit with a current investor in the Company. The line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. Interest on the line of credit is payable monthly. The Company issued 400,000 shares of common stock and a common stock purchase warrant for 100,000 shares of common stock at an exercise price of $.50 per share to the investor for no additional consideration upon signing of the line of credit. In addition, as required by the line of credit, from September 30, 1992 through June 30, 1993, the Company granted the investor four additional common stock purchase warrants, each covering 100,000 shares of common stock. On September 28, 1993, the Company and the investor amended the line of credit. Under the terms of this amendment: (i) the amount available under the line of credit was increased from $2,000,000 to $2,500,000; (ii) the annual interest rate was reduced from 13% to 10%; and (iii) the term of the line of credit was extended from June 30, 1994 to June 30, 1995. In consideration of such changes, the Company: (i) reduced the exercise price of 200,000 and 100,000 common stock purchase warrants exercisable by the investor from $.50 and $.25 per share, respectively, to $.09 per share (the fair market value of the common stock on September 28, 1993); (ii) issued 200,000 shares of common stock and a warrant to purchase 300,000 shares of common stock at an exercise price of $.09 per share to the investor for no additional consideration; and (iii) agreed to grant the investor up to eight additional warrants, each covering 125,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of issue or $1.00 per share.

   On December 3, 1993, the Company and the investor entered into an additional amendment to the line of credit. Under the terms of this amendment, the amount available under the line of credit was increased to $3,000,000. In consideration of this change, the Company: (i) issued 100,000 shares of common stock and a warrant to purchase 500,000 shares of common stock at fair market value of the common stock on December 3, 1993 and (ii) agreed to grant the investor up to seven additional common stock purchase warrants between December 31, 1993 and June 30, 1995, each covering 200,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of grant or $1.00 per share (these warrants are in lieu of the last seven of the warrants referred to in clause
(iii) of the preceding paragraph). As of March 31, 1995, the Company had $1,900,000 available under the amended line of credit. As of June 28, 1995, the Company had $1,000,000 available under the amended line of credit. The line of credit is scheduled to expire on June 30, 1995, although the Company and this investor are currently engaged in negotiations to extend the credit line.

                                LONG-TERM DEBT

   Long-term debt consists of:

                                                       Fiscal        Fiscal
                                                        1995          1994
6% Convertible Subordinated Debentures               $3,735,000   $ 3,765,000
15% promissory notes, due fiscal 1995, 1996, and
 1997                                                 1,459,661     8,044,765
4% promissory notes, due fiscal 1998                  4,636,500            --
                                                      9,831,161    11,809,765
Less: Current portion of long-term debt               5,175,906    10,103,793
                                                     $4,655,255   $ 1,705,972

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

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,675,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and
(ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of June 28, 1995, a total of $3,735,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $1,960,000 principal amount, leaving $1,775,000 principal amount of Debentures unidentified.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994 or 1995.

   Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the debentures have the right to accelerate the maturity date of the remaining Debentures. As of June 28, 1995, no such acceleration had occurred or been threatened.

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

   In addition, as of September 30, 1994 the Company had issued promissory notes in an aggregate principal amount of $5,692,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and totalled $2,344,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and February 28 1997. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. During fiscal 1995, the Company completed exchange transactions with holders of 15% Promissory Notes in an aggregate principal amount of $4,637,000, in exchange for the cancellation of a 15% Promissory Note (including all rights to receive any interest accrued thereon), the Company issued (i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and (iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events as defined in the Series B Preferred Stock terms. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the Series B Preferred Stock is convertible. The exchange transaction was completed assuming a fair value of $10 per share of Series B Preferred Stock. An independent valuation of the Series B Preferred Stock was completed which supported a fair value of $10.00 per share. The Company will seek to restructure the remaining 15% Promissory Notes.
Interest expense amounted to $528,000, $573,000 and $904,000, in fiscal 1995, 1994 and 1993, respectively.

                                 INCOME TAXES

   For fiscal years 1995, 1994 and 1993 the Company was not required to provide for income taxes and had no effective income tax rate due to the utilization of net operating loss carryforwards. Payments of alternative minimum taxes amounted to $14,000, $46,000, and $12,000 in fiscal 1995, 1994, and 1993, respectively.

   As of March 31, 1995, the Company had net operating loss carryforwards of $44,090,000 expiring at various dates through fiscal 2006, investment tax credits of $150,000 expiring at various dates through fiscal 2002, and research and development credits of $1,439,000 expiring at various dates through fiscal 2007. These items are available to reduce future income taxes payable.

   Additionally, the Company has approximately $2,500,000 of net operating loss carryforwards for regular federal income tax and alternative minimum tax purposes from the acquisition of Contex Graphics Systems, Inc. These acquired net operating loss carryforwards, which expire in the year 2001, have limitations on their use pursuant to the United States Internal Revenue Code and are available only to offset income from that subsidiary.

   As of March 31, 1995, 1994, and 1993 the Company's deferred tax assets of approximately $18,343,000, $18,440,000, and $19,303,000, respectively, consisted primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets.

   Under Federal tax laws, certain changes in ownership of the Company, which may not be within the Company's control, may restrict future utilization of these carryforwards.

                       STOCK OPTION AND PURCHASE PLANS

   Stock Option Plans

   Under the Company's 1982 Stock Option Plan, options to purchase 1,647,057 shares of the Company's Common Stock may be granted to key employees, consultants, and non-employee directors. Incentive stock options are granted at a price equal to the fair market value per share on the date of the grant and non-qualified stock options may be granted at not less than 85% of the fair market value per share on the date of the grant. During fiscal 1990, the Company increased the options available under the Plan to the sum of: (i) 1,450,000; (ii) the 196,971 shares held by the Company as treasury shares as of April 28, 1988; and (iii) any shares issued to an optionee upon the exercise of a stock option but repurchased by the Company, under stock restriction agreements then in effect. Options granted prior to January 1, 1987 are exercisable immediately, but the shares issued upon exercise of the options are subject to repurchase by the Company at the original exercise price in the event of the option holder's termination of employment. This repurchase right generally terminates as to 20% of the shares annually for five years from the date of the option grant. Options granted on or after January 1, 1987 generally become exercisable at a rate of 20% per year over a five-year period with any shares issued upon exercise not being subject to repurchase by the Company.

The 1982 Stock Option Plan expired on May 5, 1992. No options were granted under the 1982 Stock Option Plan after March 31, 1992. At the Company's June 23, 1992 Board of Directors' Meeting, the Board approved a 1992 Stock Option Plan and an increase in the authorized number of shares of the Company's Common Stock from 10,000,000 to 15,000,000 shares. The terms of the 1992 Stock Option Plan are essentially the same as the 1982 Stock Option Plan. At this time the maximum number of options that could be granted under the 1992 Stock Option Plan was 1,000,000 shares. The 1992 Stock Option Plan and the increase in authorized shares were both approved by the Company's shareholders at the Company's 1992 Annual Meeting of Stockholders held on October 21, 1992.
The Company held its 1994 Annual Meeting of Stockholders on September 22, 1994. At this meeting, the stockholders of the Company approved an amendment to the Company's 1992 Stock Option Plan. The amendment increased the number of shares for which options may be granted from 1,000,000 to 2,000,000.

   The following sets forth certain information relating to the 1982 Stock Option Plan and the 1992 Stock Option Plan for the years ended March 31,1993, 1994, and 1995:

                                         SHARES         PRICE
- ------------------------------------- ----------- ---------------
Options outstanding at March 31, 1992   851,251   $0.38 -$13.75
   Granted                              812,636         0.31
   Cancelled                           (155,615)  0.31 -13.75
   Exercised                                 --          --
Options outstanding at March 31, 1993 1,508,272   0.31 -13.75
   Granted                               15,000         0.19
   Cancelled                           (496,522)  0.19 - 6.75
   Exercised                                 --          --
Options outstanding at March 31, 1994 1,026,750   0.19 -13.75
   Granted                              297,500   0.19 - 0.53
   Cancelled                            (98,633)  0.31 - 0.38
   Exercised                                 --          --
Options outstanding at March 31, 1995 1,225,617   $0.19 -$13.75

   Options were exercisable for 745,426 and 729,095 shares of Common Stock at March 31, 1994 and 1995, respectively. At March 31, 1994 and 1995, options for the purchase of 331,794 and 1,074,594 shares of Common Stock, respectively, were available for future grants under the 1992 Stock Option Plan. At March 31, 1995, there were 2,300,211 shares of Common Stock reserved for issuance under these Plans.

   On August 10, 1989 the Director Stock Option Plan was approved by the stockholders. Under this Plan, options to purchase 150,000 shares of the Company's Common Stock were available for grant to outside directors of the Company whose continued services are considered essential to the Company's future progress. These non- qualified options were granted at the last reported sale price per share of the Company's common stock on the date of grant. Each option becomes exercisable on a cumulative basis as follows: 20% may be exercised on the date of grant; and the remaining shares may be exercised in annual installments of 20% over the remaining four years. Each option becomes immediately exercisable if a change in control of the Company occurs or if the optionee ceases to serve as a director due to death, disability or retirement. On August 10, 1989, the approval date of the Plan, the Company granted to each of the five then current outside directors non-qualified stock options for 20,000 shares at a price of $4.75 per share.

   On October 21, 1992, the 1992 Director Stock Option Plan was approved by stockholders of the Company. Under this Plan, options to purchase up to a total of 150,000 shares of Common Stock may be granted to outside directors of the Company. On March 31, 1993, an option for 20,000 shares of Common Stock at an exercise price of $0.25 per share (the fair market value of the Common Stock on the date of grant) was granted to each of the four outside directors of the Company. Each outside director who is initially elected to the Board of Directors after March 31, 1993 will also be granted an option for 20,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option becomes exercisable in five equal annual installments beginning on the date of grant, provided that all outstanding options will become exercisable in full in the event of a "change in control" of the Company (as defined in the Plan) which is not approved by the Board of Directors. In general, an optionholder may exercise his option, to the extent vested, only while he is a director of the Company and for up to three months thereafter. In connection with the adoption of the 1992 Director Stock Option Plan, the Company terminated the 1989 Director Stock Option Plan. In addition, each of the four outside directors who received options under the 1992 Director Stock Option Plan on March 31, 1993 surrendered for cancellation the option held by him under the 1989 Director Stock Option Plan.
On January 8, 1990, the Board of Directors granted options to purchase 42,500 shares of the Company's Common Stock to former officers of the Company. These non-qualified stock options were granted outside the Company's 1982 Stock Option Plan at an exercise price of $2.50 per share and are immediately exercisable. At March 31, 1995, there were 42,500 shares reserved for issuance for these options.

   Stock Purchase Plan

   In 1990, the Board of Directors adopted and the stockholders approved the Company's 1990 Employee Stock Purchase Plan (the "1990 Purchase Plan"). The 1990 Purchase Plan covers an aggregate of up to 420,000 shares of Common Stock to be issued and sold to participating employees of the Company through a series of six overlapping one-year offerings, commencing six months apart, beginning August 1, 1990 and ending January 31, 1994. The 1990 Purchase Plan was administered by the Compensation Committee and was intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal Revenue Code. All employees who have been employed by the Company (or a qualifying subsidiary) for 30 days on the date an offering under the 1990 Purchase Plan commences and who ordinarily work more than 20 hours per week and more than five months per year were eligible to participate in that offering. The price at which the shares were offered is 85% of the fair market value of the Common Stock on the date such offering commences or the date such offering terminates, which ever is lower. Each employee could elect to have up to 10% of his base pay withheld and applied toward the purchase of shares in such offering. The 1990 Purchase Plan terminated January 31, 1994.

                               RIGHTS AGREEMENT

   In October 1988, the Company entered into a Rights Agreement and declared a dividend distribution of one Right for each share of the Common Stock of the Company outstanding on October 26, 1988. Each Right entitles the holder to purchase from the Company 1/100 of a share of $1.00 par value Series A Junior Participating Preferred Stock at an exercise price of $35.00 per Right, subject to adjustment. The Rights will not be exercisable or separable from the Common Stock until ten business days after a party acquires beneficial ownership of 20% or more of the Company's Common Stock or announces a tender offer for at least 30% of its Common Stock outstanding. Except for Saltzman Partners' and Tudor Trust's acquisition of 20% of the Company's Common Stock, which have been exempted by the Board of Directors from the Rights Agreement, the Company is not aware of the occurrence of any such events. The issuance of the Rights does not dilute ownership or affect reported earnings per share.

PROFIT-SHARING AND SAVINGS PLANS

   Employee Stock Ownership Plan

   In fiscal 1990, the Company created the Xyvision, Inc. Employee Stock Ownership Plan and Trust (the "Trust") and entered into a Term Loan Agreement with the Trust whereby the Trust borrowed $1,800,000 from the Company and paid the proceeds to the Company to purchase 400,000 shares of the Company's Common Stock at $4.50 per share. The loan, with an interest rate of prime plus one-half of one percent, is to be repaid over seven years in equal annual installments of approximately $257,000. The Company is required to make equal annual contributions to the Trust in the amounts of the Trust's annual principal installments. The Company also makes monthly contributions to the Trust which uses such funds to pay monthly interest installments to the Company. The Plan covers substantially all employees and, as principal payments are made on the term loan, shares held by the Trust are allocated to eligible employees. Payments of approximately $257,000 were made to the Trust in each of the fiscal years 1995, 1994 and 1993, respectively, which the Trust applied against its loan to the Company. These payments caused an allocation to the eligible employees of 57,143 shares of the Company's Common Stock in each of fiscal 1995, 1994, and 1993.

   The Company charged $257,000 per year to operations for contributions to this Trust in fiscal 1995, 1994 and 1993.

   Savings Plan

   The Company has a 401(k) Savings Plan under which employees may voluntarily defer a portion of their compensation and the Company matches a portion of the employee deferral. All employees employed within the United States with at least one year of continuous service are eligible for the Plan. Company contributions vest 100% immediately. The Company's contributions to this Plan and charged to expense amounted to $58,000, $56,000, and $56,000 in fiscal 1995, 1994 and 1993, respectively.

COMMITMENTS AND CONTINGENCIES

   Leases

   At March 31, 1995, the Company was committed under operating leases, principally for building and office space. Certain leases require the payment of expenses under escalation clauses. The major facilities leases are for ten year terms and provide renewal options for additional periods up to ten years.

   Future minimum lease payments under all noncancelable leases as of March 31, 1995 are as follows:

 FISCAL YEAR
- -------------

 1996         $1,190,000
1997             133,000
1998              95,000
1999              95,000
2000              95,000
Thereafter       418,000
  Total       $2,026,000
              ============

Rental expense under all operating leases was approximately $1,185,000, $1,221,000, and $1,037,000 in fiscal 1995, 1994, and 1993, respectively.

   Employment Agreements

   The Company has entered into employment agreements with certain of its executive officers which provide for the payment to these executives of up to twelve months of compensation and the continuation of certain benefits if there is a change in control of the Company (as defined) or if employment is terminated without cause. The maximum contingent liability, at March 31, 1995, under these agreements was approximately $400,000.

   The Company has also instituted a severance benefit plan which covers substantially all employees. The agreement stipulates, in general, that in the event of a change in control of the Company (as defined), any employee terminated within twelve months of such event, without cause, would be entitled to receive a cash payment equal to his annual base compensation. The Board of Directors may declare by resolution that an event otherwise constituting a change in control per this agreement will not be considered a change in control. Therefore, it can not be reasonably estimated what the potential liability to the Company would be under this agreement.

   Contingencies

   The Company is party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's counsel and management are of the opinion that the final outcome should not have a material adverse effect on the Company's operations or financial position.

                       MAJOR CUSTOMERS AND EXPORT SALES

   No single customer accounted for more than 10% of revenues in fiscal 1995, 1994 or 1993.

   Export sales to unrelated customers outside of the United States for fiscal 1995, 1994 and 1993 were as follows:

                   FISCAL 1995 FISCAL 1994     FISCAL 1993
- -------------- ------------- ------------- -------------

 Western
 Europe        $1,221,000    $1,319,000    $  691,000
Asia            1,043,000       396,000     1,024,000
Australia         254,000       219,000        54,000
 Total         $2,518,000    $1,934,000    $1,769,000

                               RELATED PARTIES

   The Company has an agreement to pay consulting fees, which amounted to $148,000, $162,000, and $320,000 in fiscal 1995, 1994 and 1993, respectively, to T.H. Conway and Associates. Mr. Conway, Chief Executive Officer and Director of the Company, is the managing director of this firm.

                                   PART III

   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not Applicable.

   Directors and Executive Officers of the Registrant

   Information required by this item (i) will be included in the table under the heading "Election of Directors" in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders (the "1995 Proxy Statement"), which table is incorporated herein by reference, and (ii) is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers and Management of the Company."

   Executive Compensation

   Information required by this item will be included under the headings "Election of Directors -- Director Compensation; -- Executive Compensation"; and "Agreements with Senior Executives" in the 1995 Proxy Statement, which sections are incorporated herein by reference.

   Security Ownership of Certain Beneficial Owners and Management

   Information required by this item will be included under the heading "Beneficial Ownership of Common Stock" in the 1995 Proxy Statement, which section is incorporated herein by reference.

   Certain Relationships and Related Transactions

   Information required by this item will be included under the heading "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 1995 Proxy Statement, which section is incorporated herein by reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (1) Financial Statements

   The following financial statements of Xyvision are included in Part II,
Item 8.

                                                                    PAGE(S) IN
                                                                     FORM 10-K
Report of Independent Accountants  .................................... 15
Consolidated Balance Sheets--March 31, 1995 and 1994  ................... 16
Consolidated Statements of Operations
 for the years ended March 31, 1995, 1994 and 1993  ..................... 17
Consolidated Statements of Cash Flows
 for the years ended March 31, 1995, 1994 and 1993...................... 18
Consolidated Statements of Changes in Stockholders' Deficit
 for the years ended March 31, 1993, 1994 and 1995  ..................... 19
Notes to Consolidated Financial Statements  ......................... 20-30

   (2) Financial Statement Schedules

   Financial statement schedules have been omitted because they are either not required, not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

   Reports on Forms 8-K

   No reports on Form 8-K were filed for the last quarter of the Company's fiscal year ended March 31, 1995.

   Exhibits

   The Exhibit Index appearing at the end of this document and immediately preceding the exhibits is incorporated by reference herein.

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED
         ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

XYVISION, INC.
                                    DATE:
                                JUNE 28, 1995
                             /S/ DANIEL M. CLARKE
- -----------------------------------------------------------------------------
                               DANIEL M. CLARKE
                    PRESIDENT AND CHIEF OPERATING OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
    REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
           REGISTRANT AND IN THE CAPACITIES ON THE DATE INDICATED.

 Signature                   Title                               Date
                             President and Chief Operating
/s/ Daniel M. Clarke Daniel  Officer (principal executive
 M. Clarke                   officer)
                             Treasurer and Secretary
/s/ Eugene P. Seneta Eugene  (principal financial and
 P. Seneta                   accounting officer)
/s/ Thomas H. Conway Thomas
 H. Conway                   Director                           June 28, 1995
/s/ Leland S. Kollmorgen
 Leland S. Kollmorgen        Director
/s/ James McKenney James
 McKenney                    Director
/s/ James S. Saltzman James
 S. Saltzman                 Director

                                XYVISION, INC.
                        COMMISSION FILE NUMBER 0-14747
                                  FORM 10-K
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1995
                              INDEX TO EXHIBITS

 Exhibit Number                                            Description                                       Page

- -----------------------------------------------------------------------------------------------------------------
*3.1 -              Restated Certificate of Incorporation of the Company
+++3.2 -            Certificate of Amendment No. 6 Certificate of Incorporation of the Company
+++3.3 -            Certificate of Amendment to Certificate of Incorporation
                    Certificate of Designation to Certificate of Incorporation of the Company designating
+++3.4 -            Series B Preferred Stock
******3.5 -         Amended and Restated By-laws of the Company as amended
                    Indenture dated as of May 5, 1987 between the Company and Bankers Trust Company, as
                    Trustee, regarding the Company's $25,000,000 principal amount of 6% Convertible
***4.1 -            Subordinated Debentures Due 2002
                    Rights Agreement, dated as of October 19, 1988, between Xyvision, Inc. and the
****4.2 -           Connecticut Bank and Trust Company, N.A.
                    Amendment No. 1, dated January 8, 1992, to Rights Agreement between Xyvision, Inc. and
++4.3 -             Mellon Bank, N.A. (formerly Connecticut Bank and Trust Company, N.A.)
0++10.1 -           1992 Stock Option Plan
                    Registration Agreement among the Company and certain holders of Common and Preferred
* 10.2 -            Stock of the Company dated as of May 24, 1983, as amended
                    Lease dated April 3, 1985 for the Company's premises at 101 Edgewater Drive, Wakefield,
** 10.3 -           Massachusetts, between Edward Callan and the Company (the "Edgewater Lease")
X 10.4 -            Form of Lease Amendment No. 2 to the Edgewater Lease
                    Secured Advance Facility Loan Agreement between the Company and Tudor Trust dated July
X 10.5 -            2, 1992, as amended to date
0****** 10.6 -      Severence Program for Executive Committee Corporate Officers
0****** 10.7 -      Employee Severence Benefit Program
0******10.8 -       Employee Stock Ownership Plan and Trust
0*****10.9 -        1992 Director Stock Option Plan
                    Lease Termination Agreement dated April 25, 1991 for the Company's premises at 5
+ 10.10 -           Centennial Park, Peabody, Massachusetts, between the Company and JMS Realty Trust
++10.11 -           Exchange Agreement dated June 23, 1992 between the Company and Saltzman Partners
XX10.12 -           Form of Exchange Agreement for 15% Promissory Notes
O10.13 -            Letter Agreement effective October 1, 1993 betwen the Company and Thomas H. Conway
+ 21.1 -            List of Subsidiaries
23.1 -              Consent of Independent Accountants

- ------------------------------------------------------------------------------------------------------------

           Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March
*          31, 1988.
**         Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-6015).
           Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March
***        31, 1987.
****       Incorporated by reference from the Company's Current Report on Form 8-K dated October 19, 1988.
*****      Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 33-54018).
           Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March
******     31, 1990.
           Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March
+          31, 1991.
           Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March
++         31, 1992.
           Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March
+++        31, 1993.
           Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items
0          14(a) and 14(c) of Form 10-K.
           Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March
X          31, 1994.
           Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
XX         September 30, 1994. 31, 1994.