Form 10-K/A
period 1995-03-31
XYVISION INC
filed 1995-06-29
CIK 721080

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

14. MAJOR CUSTOMERS AND EXPORT SALES

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


                             15. RELATED PARTIES

   The Company has an agreement to pay consulting fees, which amounted to $148,000, $162,000, and $320,000 in fiscal 1995, 1994 and 1993, respectively, to T.H. Conway and Associates, Inc. Mr. Conway, Chief Executive Officer and Director of the Company, is the President and owner of this firm.