Form 10-K/A
period 1995-03-31
XYVISION INC
filed 1995-06-29
CIK 721080

                                 AMENDMENT #1
                                  FORM 10K/A
                                XYVISION, INC.
                                  DELAWARE

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



   Mr. Conway has served as Chief Executive Officer since joining the Company in August 1991 and also served as President from August 1991 to February 1994. He is the President of the consulting firm T.H. Conway and Associates, Inc. For the past ten years he has been assisting companies to remediate their operational and financial problems. Mr. Conway is a graduate of Harvard College and holds a Masters Degree from the Wharton School of Finance.

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

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED MARCH 31, 1995, 1994, AND 1993

                                                   1995          1994          1993
- -------------------------------------------- ------------- ------------- -------------

Revenues:  Systems                           $15,674,312   $14,895,180   $14,320,653
 Service                                       8,884,796     8,969,855     9,525,021
   Total revenues                             24,559,108    23,865,035    23,845,674
Cost of sales:  Systems                        6,527,775     5,572,756     6,907,004
 Service                                       5,986,263     6,385,063     6,312,248
   Total cost of sales                        12,514,038    11,957,819    13,219,252

 Gross margin                                 12,045,070    11,907,216    10,626,422

 Expenses:
 Research and development                      2,997,285     3,197,231     2,754,256
 Marketing, general, and administrative        8,207,762     8,618,326     9,468,232
 Write down of capitalized software costs             --            --     1,610,428
   Total operating expenses                   11,205,047    11,815,557    13,832,916
Net income (loss) from operations                840,023        91,659    (3,206,494)
Other income (expense), net:  Interest
 income                                            9,193         2,848        32,156
  Interest expense - third party                (284,285)         (256,499)         (789,359)
  Interest expense - shareholder                (244,204)         (316,613)         (115,014)
  Total other expense, net                      (519,296)         (570,264)         (872,217)
Income (loss) before income taxes and
 extraordinary item                              320,727      (478,605)       (4,078,711)
Provision for income taxes                                  --          --          --
Income (loss) before extraordinary item          320,727      (478,605)       (4,078,711)
Extraordinary item:
 Gain on exchange of convertible
 subordinated   debentures                            --       779,574     5,709,396
Net income                                       320,727       300,969     1,630,685
Series B Preferred Stock Dividends                34,903                  --                --
Net income allocable to common stockholders  $   285,824   $   300,969   $ 1,630,685

 Income (loss) per share:
 Income (loss)before extraordinary item      $          .03 $         (.06)   $         (.59)
 Extraordinary item                                     .--            .10            .83
 Income per share                            $          .03 $          .04 $          .24

 Weighted average common and common
 equivalent  shares outstanding               10,032,930     8,224,189     6,908,456

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 1995, 1994, AND 1993

                                                  1995          1994          1993
- -------------------------------------------- ------------- ------------- -------------

Operations: Net income                       $   320,727   $   300,969   $ 1,630,685
Adjustments to reconcile net income to net
 cash  provided from operating activities:
Gain on exchange of convertible subordinated
  debentures                                             --    (779,574)    (5,709,396)
Write down of capitalized software costs                 --             --   1,610,428
Depreciation and amortization                  2,137,450     2,231,586     3,253,270
Provision for losses on contracts and
 accounts receivables                            505,554       963,803     1,357,000
Loss on disposal of property and equipment        20,030        61,733        20,565
Operating assets and liabilities:
 Accounts receivable                          (1,393,112)    (1,275,876)    (2,017,481)
 Retainage                                       526,220       113,196      (639,416)
 Inventories                                     (96,850)       152,506      205,363
 Accounts payable and accrued expenses           894,249      (696,822)       219,918
 Other current liabilities                      (577,608)       371,210      (48,176)
 Other current assets                           (570,109)      (147,415)       519,239
Net cash provided from operations              1,766,551     1,295,316       401,999
Investments:
Additions to property and equipment             (368,982)      (640,176)      (719,580)
Proceeds from sales of property and
 equipment                                           225        11,794        19,645
Additions to customer support spares              (1,358)               --     (42,809)
Capitalized software costs                    (1,412,911)    (1,388,884)    (1,286,593)
Net cash used by investments                  (1,783,026)    (2,017,266)    (2,029,337)
Financing:
Repayment of debt                                        --             --     (81,948)
Proceeds from line of credit from a
 shareholder                                   1,800,000     2,900,000     2,700,000
Repayment of line of credit to a shareholder  (2,100,000)    (2,700,000)    (1,500,000)
Proceeds from issuance of common stock from
 treasury                                            186           331         3,947
Dividends on preferred stock                     (15,967)               --             --
Payment on 15% promissory notes                  (62,836)               --             --
Loan payment from Employee Stock Ownership
 Plan                                            257,143       257,143       257,143
Net cash provided from (used by) financing      (121,474)       457,474    1,379,142
Net decrease in cash and cash equivalents       (137,949)      (264,476)      (248,196)
Cash and cash equivalents at the beginning
 of the year                                     312,238       576,714       824,910
Cash and cash equivalents at the end of the
 year                                        $   174,289   $   312,238   $   576,714


The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED MARCH 31, 1993, 1994 AND 1995

                                                                                                                   RECEIVABLE
                                                                                                                      FROM
                                                                                                                    EMPLOYEE
                                                                   ADDITIONAL                                        STOCK
   TOTAL
                                              Preferred  COMMON      PAID-IN     ACCUMULATED       TREASURY        OWNERSHIP
   STOCKHOLDERS'
                                            Stock         STOCK        CAPITAL        DEFICIT          STOCK    PLAN
    DEFICIT
Balance, March 31, 1992                                 $205,811   $39,113,757   $(46,023,581)   $(1,551,601)   $(1,265,714)
   $(9,521,328)
Issuance of common stock with the exchange
 of $10,285,000 of Convertible Subordinated
 Debentures, 1,030,549 shares                             30,916       223,466
    254,382
Issuance of common stock in accordance with
 credit line agreement, 400,000 shares                    12,000        68,000
     80,000
Issuance of stock from treasury for legal
 services associated with the exchange of
 Convertible Subordinated Debentures,
 20,000 shares                                                         (58,125)                       60,000
      1,875
Issuance of stock from treasury under
 Employee Stock Purchase Plan, 7,028 shares                            (19,217)                       21,084
      1,867
- ------------------------------------------- ----------- ---------- ------------- --------------- -------------- --------------
   ---------------

Issuance of stock from treasury for
 employment service awards, 1,000 shares                                (2,794)                        3,000
        206
Payments on receivable from Employee Stock
 Ownership Plan                                                                                                 257,143
    257,143
Net income                                                                          1,630,685
   1,630,685
- ------------------------------------------- ----------- ---------- ------------- --------------- -------------- --------------
   ---------------
Balance, March 31, 1993                       --         248,727    39,325,087    (44,392,896)    (1,467,517)   (1,008,571)
   (7,295,170)

Issuance of common stock with the exchange
 of $1,425,000 of Convertible Subordinated
 Debentures, 161,181 shares                                4,836        14,359
     19,195
Issuance of common stock in accordance with
 credit line agreement 300,000 shares                      9,000        34,750
     43,750
Issuance of stock from treasury for
 employment service awards, 2,400 shares                                (6,869)                        7,200
        331
Payments on receivable from Employee Stock
 Ownership Plan                                                                                                 257,143
    257,143
- ------------------------------------------- ----------- ---------- ------------- --------------- -------------- --------------
   ---------------
Net income                                                                            300,969
    300,969
=========================================== =========== ========== ============= =============== ============== ==============
   ===============
Balance, March 31, 1994                       --         262,563    39,367,327    (44,091,927)    (1,460,317)   (751,428)
   (6,673,782)

Issuance of common stock with the exchange
 of $30,000 of convertible subordinated
 debentures, 3,213 shares                                     96           639
        735

Issuance of common stock with the exchange
 of $4,636,500 of promissory notes, 463,650
 shares                                                   13,910       101,673
    115,583
Issuance of Series B preferred stock with
 the exchange of $4,636,500 of promissory
 notes, 189,875 shares                      189,875                  1,708,875
   1,898,750
Issuance of stock from treasury from
 employment service awards, 600 shares                                  (1,614)                        1,800
        186
Payments on receivable from Employee Stock
 Ownership Plan                                                                                                 257,143
    257,143
Dividends on Series B preferred stock                                                 (34,903)
    (34,903)
Net Income                                                                            320,727
    320,727
Balance, March 31, 1995                     $189,875    $276,569   $41,176,900   $(43,806,103)   $(1,458,517)   $(494,285)
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

   The following lives are used to provide for depreciation and amortization:

                                              LIVES IN YEARS
- --------------------------------------------- ------------------

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

                               RELATED PARTIES


   The Company has an agreement to pay consulting fees, which amounted to $148,000, $162,000, and $320,000 in fiscal 1995, 1994 and 1993, respectively, to T.H. Conway and Associates, Inc.. Mr. Conway, Chief Executive Officer and Director of the Company, is the President and owner of this firm.

                          XYVISION, INC.
                             DELAWARE

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

   The aggregate market value of Common Stock held by non-affiliates on May 31, 1994 was $2,844,304.

   As of May 31, 1994, the registrant had 8,653,397 shares of Xyvision, Inc. Common Stock, $.03 par value, outstanding.
                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (March 31, 1994) are incorporated by reference in Part III.

                                  SIGNATURES


    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

XYVISION, INC.
                                    DATE:
                                JUNE 29, 1995
                             /S/ DANIEL M. CLARKE
- -----------------------------------------------------------------------------
                               DANIEL M. CLARKE
                    PRESIDENT AND CHIEF OPERATING OFFICER