Form 10-K/A
period 1995-03-31
XYVISION INC
filed 1995-07-28
CIK 721080

                                 AMENDMENT #2

                                  FORM 10-K/A

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

                                   PART III

   Item 10, Item 11, Item 12 and Item 13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 are hereby amended and restated in their entirety as set forth below:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item (i) is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers and Management of the Company," (ii) is included in the third paragraph in Item 13 of Part III of this Annual Report on Form 10-K, and (iii) is set forth below:

CLASS I DIRECTOR

James S. Saltzman, age 51, has been the General Partner of Saltzman Partners, an investment firm, since 1982. He served as Chairman of the Board of Directors of the Company from February 1994 to February 1995. He has been a director of the Company since 1992.

CLASS II DIRECTOR

Thomas H. Conway, age 56, has been Chief Executive Officer of the Company since 1991 and was President from 1991 to February 1994. He has been the President of T.H. Conway and Associates, Inc., a management consulting firm, since July 1993. For the past eleven years he has been assisting companies to remediate their operational and financial problems. He has been a director of the Company since March 1993 (at which time he was elected to fill a vacancy in the Class II Directors) and has been Chairman of the Board of Directors since February 1995.

CLASS III DIRECTORS

Leland S. Kollmorgen, age 68, has been the President of TLK Inc., a business consulting firm, since 1983 and is a self- employed consultant. Rear Admiral Kollmorgen (USN, Retired) is a consultant and former Chief of Naval Research to the United States Navy. He has been a director of the Company since 1988.

James McKenney, age 66, has been the John J. McLean Professor of Business Administration at Harvard University since 1960. Mr. McKenney has been a director of the Company since November 1994.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item (i) is included in the first paragraph of Item 13 of Part III of this Annual Report on Form 10-K, and (ii) is set forth below:

DIRECTORS' COMPENSATION

Directors who are not employees of the Company receive directors' fees of $2,000 per year. Such outside directors also receive fees of $500 for each Board meeting attended and directors who are members of Committees of the Board receive fees of $250 per Committee meeting attended, provided such Committee meeting was not held on the same day as a Board meeting. Directors are also reimbursed for expenses incurred in attending Board or Committee meetings. Directors who are employees receive no additional compensation for serving as directors.

Under the Company's 1992 Director Stock Option Plan, each newly elected outside director is granted, upon his initial election as a director, a non-qualified option to purchase 20,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock as of the date of grant. Each option granted under the 1992 Director Stock Option Plan becomes exercisable on a cumulative basis in five equal annual installments beginning on the date of grant.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth certain information concerning the compensation, for the fiscal years indicated, of the Company's Chief Executive Officer and the Company's three other most highly compensated executive officers during fiscal 1995 (the "Senior Executives").

                                                                    Long-Term
                                                                  Compensation
                         Annual Compensation (2)                     Awards
         NAME AND                                                    OPTIONS          ALL OTHER
  PRINCIPAL POSITION (1) FISCAL YEAR     SALARY ($) BONUS ($)    (NO. OF SHARES) COMPENSATION ($)(3)
Thomas H. Conway (4)     1995          $141,200     $--           --            $--
 Chief Executive Officer 1994           157,250       --          --              --
 and Chairman of the
  Board of Directors     1993           286,950       --        300,000           --
Daniel M. Clarke (5)     1995           149,654                 60,000            --
 President and Chief     1994           131,615     30,000        --              --
 Operating Officer       1993           130,000     20,000      25,000            --
James G. Hickey (6)      1995           120,751       --        25,000          1,222
 Vice President,         1994           120,751     20,000        --            1,522
 Customer Support, and
  Managing Director,
  Europe                 1993           116,969     15,000      55,900          1,170
Kevin J. Duffy (7)       1994           119,741     20,000      10,000          1,349
 Vice President,         1993           115,500     20,000        --            1,304
 North American Sales    1992           114,844     15,000      75,499          1,119

- ------------------------

   (1) The rules of the SEC require that this table and the stock option grant table and the stock option exercise table which follow, present information concerning the Company's Chief Executive Officer and its four other most highly compensated executive officers (determined by reference to total annual salary and bonus earned by such officers) in fiscal 1995 whose total salary and bonus exceeded $100,000. Because the Company only had three other executive officers whose compensation exceeded $100,000 for fiscal 1995, this table and the table that follows present compensation information only for the Chief Executive Officer and such other three executive officers.

   (2) In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Senior Executive.

   (3) Consists of Company matching contributions to 401(k) Plan.

   (4) Mr. Conway serves as Chief Executive Officer pursuant to an agreement between the Company and T.H. Conway & Associates, Inc., a management consulting firm of which Mr. Conway is the President. The Company pays T.H. Conway & Associates, Inc. directly for Mr. Conway's services. See "Certain Transactions."

OPTION GRANTS

The following table sets forth certain information concerning grants of stock options during fiscal 1995 to each of the Senior Executives.

                                                                           Potential
                                                                           Realizable Value
                                                                           at Assumed Annual
                                                                           Rates of Stock
                                                                           Price
                                                                           Appreciation For
                  Individual Grants                                        Option Term(3)
                                  Percent of
                  Number of            Total
                  Securities          Options
                  Underlying      Granted to      Exercise or
                  Options          Employees in   Base Priced   Expiration
Name              Granted(#)(1)   Fiscal Year      ($/Sh)(2)       Date      5%($)       10%($)
Thomas H. Conway    --            --              --            --         $--      $    --
Daniel M. Clarke  60,000          20.2%         $0.25         6/16/04      47,031    72,231
James G. Hickey   25,000          8.4%          $0.23         6/16/04      19,596    30,096
Kevin J. Duffy    10,000          3.4%          $0.28         6/16/04      7,838     12,038


 (1) Each option becomes exercisable in equal annual installments over a five year period commencing on the date of grant.
 (2) The exercise price is equal to the fair market value on the date of grant.
 (3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term (ten years from the date of grant). These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock and the date on which the options are exercised

OPTION EXERCISES AND HOLDINGS

The following table sets forth certain information concerning the value of unexercised options held by each of the Senior Executives on March 31, 1995. None of the Senior Executives exercised any stock options during fiscal 1995.

                              Number of Shares                Value of Unexercised
                           Subject to Unexercised             In-The-Money Options
                         Options at Fiscal Year-End    at Fiscal Year-End ($) (1)
NAME                 EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
Thomas H. Conway     300,000         0                 $150,000        $ --
Daniel M. Clarke     110,000         75,000            55,000          37,500
James G. Hickey      66,460          58,540            33,230          29,270
Kevin J. Duffy       54,701          55,299            27,351          27,650


 (1) Based on the fair market value of the Common Stock on March 31, 1995 ($.50 per share).

AGREEMENTS WITH SENIOR EXECUTIVES

In 1990, the Company entered into agreements with Messrs. Clarke and Hickey entitling such individuals to benefits under the Company's Severance Program for Executive Committee Corporate Officers. Under this Program, an employee whose employment is terminated by the Company involuntarily without "cause" (as defined in the Program) is entitled to (i) a severance payment in the amount of three months salary; (ii) if he has not obtained other employment within three months after his employment termination date, bi-weekly salary payments for an additional period from such date until the earlier of one year after his employment termination date or the date on which he obtains other employment; and (iii) a continuation of medical, dental and insurance benefits until the earlier of one year after his employment termination date or the date on which he obtains other employment. In addition, an employee whose employment terminates for any reason, whether voluntary or involuntary, within three months following a "change in control" (as defined in the Program) is entitled to receive the benefits described above, and all outstanding stock options held by the employee shall immediately become exercisable in full. The Program remains in effect for so long as such individuals are employed by the Company (although post-employment benefits expire one year after employment termination).

The Company has an Employee Severance Benefit Plan in which all full-time employees (including executive officers) who have been employed for at least 90 days participate. Under this Plan, if a "change in control" of the Company (as defined in the Plan) occurs, and within 12 months thereafter a participant's employment with the Company is terminated either by the Company other than for "cause" or "disability" (each as defined in the Plan) or by the participant for "good reason" (as defined in the Plan), then (i) the participant is entitled to (a) a cash payment equal to 50% of his annual base compensation if he has been employed by the Company for less than one year or 100% of his annual base compensation if he has been employed by the Company for one year or more (subject to reduction in certain events for tax reasons) and (b) a continuation of certain insurance benefits for a period of one year, and (ii) all outstanding stock options held by the participant shall immediately become exercisable in full. Notwithstanding the foregoing, if a particular change in control of the Company is approved in advance by the Board of Directors of the Company, participants shall not be entitled to any of the foregoing benefits. This Plan may be amended or terminated by the Board of Directors at any time prior to the occurrence of a change in control. Amounts payable to any employee under the Plan are reduced by amounts payable to such employee under any other program or agreement under which he will receive benefits.

The Company's employment agreement with Thomas H. Conway, Chief Executive Officer of the Company, is described below under the heading "Certain Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth below:

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

The following table sets forth the beneficial ownership of the Company's Common Stock as of May 31, 1995 (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) by each director, (iii) by each of the executive officers named in the Summary Compensation Table set forth under the caption "Executive Compensation" below, and (iv) by all current directors and executive officers as a group.

                                         Number of Shares     Percentage of
                                         Beneficially         Common Stock
Name and Address                         Owned(1)             Outstanding(2)
5% Stockholders
Tudor Trust (3)                          4,038,726            35.0%
c/o Braverman Codron & Company 233 South
 Beverly Drive Beverly Hills, California
 90212
James S. Saltzman (4)                    1,656,741            19.0%
General Partner Saltzman Partners 420
 South York Road Hatboro, Pennsylvania
 19040
Philippe Villers (5)                     478,368              5.6%
20 Whit's End Road Concord,
 Massachusetts 01742
Other Directors
Thomas H. Conway (6)                     325,000              3.6%
Leland S. Kollmorgen (7)                 24,000               *
James McKenney                           0                    *

Other Senior Executives
Daniel M. Clarke (8)                     131,644              1.5%
James G. Hickey (9)                      71,460               *
Kevin J. Duffy (10)                      56,776               *
All directors and officers as a group
 (10 persons) (11)                       2,397,601            25.6%

* Less than 1%.

   The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares. Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise indicated. For purposes of this table, each person or entity listed is included as beneficially owning any shares issuable upon the conversion of the Company's Series B Convertible Preferred Stock (the "Series B Stock") or upon the exercise of stock options or warrants that are currently exercisable or exercisable within 60 days after May 31, 1995.

   Number of shares deemed outstanding includes 8,645,637 shares outstanding as of May 31, 1995, plus any shares issuable upon conversion of Series B Stock or subject to options or warrants held by the person or entity in question that are currently exercisable or exercisable within 60 days following May 31, 1995.

   Includes 2,825,000 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants and 52,226 shares of Common Stock issuable upon conversion of Series B Stock. See "Certain Transactions" regarding additional shares which may be acquired by Tudor Trust.

   Consists of 1,563,369 shares of Common Stock and 93,372 shares of Common Stock issuable upon conversion of Series B Stock owned by Saltzman Partners, of which Mr. Saltzman is the General Partner.

   Includes 82,378 shares held by Mr. Villers' spouse, directly and as a custodian, and trusts for members of Mr. Villers' family. Mr. Villers exercises investment and voting power with respect to such shares, but disclaims beneficial ownership thereof.

   Includes 300,000 shares subject to stock options.

   Includes 23,000 shares subject to stock options.

   Includes 122,000 shares subject to stock options.

   Consists of 71,460 shares subject to stock options.

   Includes 56,701 shares subject to stock options.

   Includes a total of 629,641 shares subject to stock options and 93,372 shares issuable upon conversion of Series B Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth below:

CERTAIN TRANSACTIONS

Under an employment agreement with Thomas H. Conway, Chief Executive Officer of the Company, effective October 1, 1993, the Company has agreed to pay Mr. Conway the sum of $9,000 per month, plus reasonable out of pocket expenses, plus $200 per hour for each hour of services rendered to the Company in excess of 45 hours per week. This cash compensation is in lieu of all non-cash benefits employees of the Company normally receive (such as health insurance benefits and vacation time). This agreement also provides that Mr. Conway may employ additional members of T.H. Conway and Associates, Inc., a consulting firm of which he is the President, at specified rates, provided that the aggregate amount of compensation and reimbursement of out-of-pocket expenses paid to such employees may not exceed $50,000 without advance approval of the Board of Directors. In fiscal 1995, the Company paid $141,200 and $2,055 to T.H. Conway and Associates, Inc. for services of Mr. Conway and its employees other than Mr. Conway, respectively, and an aggregate of $5,580 for reimbursement of expenses. In addition, each member of the Board of Directors of the Company has signed an agreement that they will not sue Mr. Conway or T.H. Conway and Associates, Inc. in connection with the performance of services to the Company except for fraud, malfeasance or gross negligence.

Prior to joining the Company in August 1991, Mr. Conway served as an interim Chief Executive Officer of Smart Names, Inc. A petition for involuntary bankruptcy under Chapter 7 was filed against Smart Names, Inc. in the Bankruptcy Court for the State of Maryland on February 28, 1992.

On June 30, 1992, the Company obtained a $2,000,000 line of credit with Tudor Trust, a current investor in the Company. The line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. Interest on the line of credit is payable monthly. The Company issued 400,000 shares of common stock and a common stock purchase warrant for 100,000 shares of common stock at an exercise price of $.50 per share to the Tudor Trust, for no additional consideration upon signing of the line of credit. In addition, as required by the line of credit, from September 30, 1992 through June 30, 1993, the Company granted the investor four additional common stock purchase warrants, each covering 100,000 shares of common stock. On September 28, 1993, the Company and the investor amended the line of credit. Under the terms of this amendment: (i) the amount available under the line of credit was increased from $2,000,000 to $2,500,000; (ii) annual interest rate was reduced from 13 to 10; and (iii) the term of the line of credit was extended from June 30, 1994 to June 30, 1995. In consideration of such changes, the
Company: (i) reduced the exercise price of 200,000 and 100,000 common stock purchase warrants exercisable by Tudor Trust from $.50 and $.25 per share, respectively, to $.09 per share (the fair market value of the common stock on September 28, 1993); (ii) issued 200,000 shares of common stock and a warrant to purchase 300,000 shares of common stock at an exercise price of $.09 per share to Tudor Trust for no additional consideration; and (iii) agreed to grant the investor up to eight additional warrants, each covering 125,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of issue or $1.00 per share.

 ON DECEMBER 3, 1993, THE COMPANY AND TUDOR TRUST ENTERED INTO AN ADDITIONAL
   AMENDMENT TO THE LINE OF CREDIT. UNDER THE TERMS OF THIS AMENDMENT, THE AMOUNT AVAILABLE UNDER THE LINE OF CREDIT WAS INCREASED TO $3,000,000. IN
   CONSIDERATION OF THIS CHANGE, THE COMPANY: (I) ISSUED 100,000 SHARES OF COMMON STOCK AND A WARRANT TO PURCHASE 500,000 SHARES OF COMMON STOCK AT FAIR
                             MARKET VALUE OF THE

 COMMON STOCK ON DECEMBER 3, 1993 AND (II) AGREED TO GRANT TUDOR TRUST UP TO SEVEN ADDITIONAL COMMON STOCK PURCHASE WARRANTS BETWEEN DECEMBER 31, 1993 AND
  JUNE 30, 1995, EACH COVERING 200,000 SHARES OF COMMON STOCK AT AN EXERCISE PRICE AT THE LESSER OF THE FAIR MARKET VALUE OF THE COMMON STOCK ON THE DATE OF GRANT OR $1.00 PER SHARE (THESE WARRANTS ARE IN LIEU OF THE LAST SEVEN OF
    THE WARRANTS REFERRED TO IN CLAUSE (III) OF THE PRECEDING PARAGRAPH).

 IN JUNE 1995, THE COMPANY AND TUDOR TRUST REACHED AN AGREEMENT IN PRINCIPLE TO AMEND THE LINE OF CREDIT, SUBJECT TO EXECUTION OF FINAL DOCUMENTS. UNDER THE TERMS OF THIS AMENDMENT, TUDOR TRUST AGREED TO EXTEND THE DATE ON WHICH LIABILITIES BECAME DUE AND PAYABLE UNDER THE LINE FROM JUNE 30, 1995 TO JUNE
  30, 1997. IN CONSIDERATION OF THIS CHANGE, THE COMPANY AGREED TO GRANT THE INVESTOR UP TO EIGHT ADDITIONAL WARRANTS BETWEEN SEPTEMBER 30, 1995 AND JUNE 30, 1997, EACH COVERING 200,000 SHARES OF COMMON STOCK AT AN EXERCISE PRICE
  AT THE LESSER OF THE FAIR MARKET VALUE OF THE COMMON STOCK ON THE DATE OF GRANT OR $1.00 PER SHARE. THE COMPANY EXPECTS TO COMPLETE DOCUMENTATION OF
THIS AMENDMENT IN JULY 1995, BUT THERE CAN BE NO ASSURANCE THAT IT WILL DO SO
                OR THAT THE AMENDMENT WILL BE ON THESE TERMS.

 ON JULY 29, 1994, XYVISION ENTERED INTO AN EXCHANGE AGREEMENT WITH SALTZMAN PARTNERS, TUDOR TRUST AND CERTAIN OTHER PARTIES RELATING TO THE 15% EXCHANGE
    NOTES OF THE COMPANY HELD BY SUCH STOCKHOLDERS. JAMES S. SALTZMAN, THE GENERAL PARTNER OF SALTZMAN PARTNERS, IS A DIRECTOR OF THE COMPANY. SALTZMAN PARTNERS AND TUDOR TRUST HELD 15% EXCHANGE NOTES IN THE PRINCIPAL AMOUNTS OF
  $1,087,500 AND $630,000, RESPECTIVELY, WHICH THEY EXCHANGED UPON THE TERMS SET FORTH BELOW. XYVISION ENTERED INTO THE EXCHANGE AGREEMENT IN ORDER TO RELIEVE ITSELF OF THE PAYMENT OBLIGATIONS ON THE 15% EXCHANGE NOTES, WHICH
 WERE TO MATURE BEGINNING SEPTEMBER 30, 1994. UNDER THE TERMS OF THE EXCHANGE
  AGREEMENT, XYVISION ISSUED THE FOLLOWING SECURITIES TO HOLDERS OF ITS 15% EXCHANGE NOTES IN EXCHANGE FOR THE DELIVERY OF ITS 15% EXCHANGE NOTES FOR
  CANCELLATION: (I) A NEW PROMISSORY NOTE IN A PRINCIPAL AMOUNT EQUAL TO THE PRINCIPAL AMOUNT OF THE 15% EXCHANGE NOTE, WHICH WOULD MATURE 30 MONTHS FROM THE DATE OF ISSUANCE AND WOULD NOT BEAR INTEREST; (II) SUCH NUMBER OF SHARES
OF XYVISION COMMON STOCK AS IS DETERMINED BY DIVIDING THE AGGREGATE PRINCIPAL
  AMOUNT OF THE 15% EXCHANGE NOTE DELIVERED FOR CANCELLATION BY $10.00; AND
  (III) SUCH NUMBER OF SHARES OF SERIES B PREFERRED STOCK OF XYVISION AS IS DETERMINED BY DIVIDING THE ACCRUED INTEREST IN THE 15% EXCHANGE NOTE
   DELIVERED FOR CANCELLATION BY $10.00. DIVIDENDS OF $.40 PER SHARE ACCRUE ANNUALLY ON THE SERIES B PREFERRED STOCK AND ARE PAYABLE ON A QUARTERLY
  BASIS. THE SERIES B PREFERRED STOCK HAS A LIQUIDATION PREFERENCE OF $12.50 PER SHARE AND IS CONVERTIBLE INTO COMMON STOCK AT A RATE OF TWO SHARES OF
   COMMON STOCK FOR EACH SHARE OF SERIES B PREFERRED STOCK. PURSUANT TO THE EXCHANGE AGREEMENT, SALTZMAN PARTNERS RECEIVED A 4% EXCHANGE NOTE IN THE
  PRINCIPAL AMOUNT OF $1,087,500, 108,750 SHARES OF COMMON STOCK AND 46,686 SHARES OF SERIES B PREFERRED STOCK AND TUDOR TRUST RECEIVED 4% EXCHANGE NOTES
 IN AN AGGREGATE PRINCIPAL AMOUNT OF $630,000, AN AGGREGATE OF 63,000 SHARES
   OF COMMON STOCK AND AN AGGREGATE OF 26,113 SHARES OF SERIES B PREFERRED
                                    STOCK.

BASED SOLELY ON ITS REVIEW OF COPIES OR REPORTS FILED BY REPORTING PERSONS OF THE COMPANY PURSUANT TO SECTION 16(A) OF THE EXCHANGE ACT OF 1934, AS AMENDED
  (THE "EXCHANGE ACT"), THE COMPANY BELIEVES THAT ALL FILINGS REQUIRED TO BE MADE BY REPORTING PERSONS OF THE COMPANY WERE TIMELY MADE IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT EXCEPT FOR A FORM 3 WHICH WAS FILED BY
    MR. MCKENNEY. MR. MCKENNEY WAS ELECTED AS A DIRECTOR OF THE COMPANY ON NOVEMBER 28, 1995. ACCORDINGLY, HIS FORM 3 WAS DUE DECEMBER 8, 1994. HE FILED
    THE FORM 3 WITH THE SEC RELATING TO THE COMPANY ON FEBRUARY 28, 1995.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A amending its Annual Report on Form 10-K for the fiscal year ended March 31, 1995 to be signed on its behalf by the undersigned, thereunto duly authorized.

XYVISION, INC.
Date:
July 28, 1995
By: /s/ Daniel M. Clarke
- -----------------------------------------------------------------------------
Daniel M. Clarke
President and Chief Operating Officer