Form 10-Q
period 1995-06-30
XYVISION INC
filed 1995-08-11
CIK 721080

-----------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
      [BOX][CHECK] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1995
                                      OR
  [box] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from  to
                        COMMISSION FILE NUMBER 0-14747

                                   DELAWARE

        (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                  04-2751102

                   (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                      101 EDGEWATER DRIVE, WAKEFIELD, MA

                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  01880-1291
                                  (ZIP CODE)

         Registrant's telephone number including area code (617) 245-4100 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  No
[check]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
June 30,1995.

                         COMMON STOCK, $.03 PAR VALUE

                            (TITLE OF EACH CLASS)

                                  8,656,822

                              (NUMBER OF SHARES)

                                XYVISION, INC.

                                  FORM 10-Q
                              TABLE OF CONTENTS
                                                                          PAGE

PART I. FINANCIAL INFORMATION
                         CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 1995 AND MARCH 31, 1995

2 Consolidated Statements of Operations
for the three ended June 30, 1995 and 1994

3 Consolidated Statements of Cash Flows
for the three months ended June 30, 1995 and 1994

4 Notes to Consolidated Financial Statements

5 Management's Discussion and Analysis of Financial Condition and Results of Operations
8

PART II. OTHER INFORMATION ............................................11

                                XYVISION, INC.
                         CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 1995 AND MARCH 31, 1995

                                                                                  (Unaudited)    March 31,
                                                                                    June 30, 1995     1995
                                                                                 (In thousands)
                                     ASSETS

Current assets:
 Cash and cash equivalents                                                      $    123      $    174
 Accounts receivable:   Trade, less allowance for doubtful accounts of $894 at
 June 30, 1995 and $711 at March 31, 1995                                          7,764         7,861
 Inventories                                                                         250           188
 Other current assets                                                              1,385         1,174
                                                                                -------------
Total current assets                                                               9,522         9,397

 Property and equipment, net                                                       1,119         1,218
 Other assets, net, principally software development costs                         2,581         2,522
Total assets                                                                    $ 13,222      $ 13,137
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Note payable to a shareholder                                                  $  2,100      $  1,100
 Current portion of long-term debt                                                 5,151         5,176
 Accounts payable and accrued expenses                                             3,532         3,665
 Other current liabilities                                                         2,590         2,656
Total current liabilities                                                         13,373        12,597
Long-term debt, less current portion                                               4,661         4,655
Total liabilities                                                                 18,034        17,252
Commitments and contingencies                                                         --            --

Stockholders' deficit:
 Capital stock:
  Series preferred stock, $1.00 par value; 2,700,000 shares authorized; no
 shares issued                                                                        --            --
  Series B preferred stock, $1.00 par value; 300,000 shares authorized; 190,327
 issued at June 30, 1995 and 189,875 issued at March 31, 1995                               190      190
  Common stock, $.03 par value; 20,000,000 shares authorized; 9,222,687 issued
 at June 30, 1995 and 9,218,962 at March 31, 1995                                    277           276
 Additional paid-in capital                                                       41,163        41,177
 Accumulated deficit                                                             (44,512)         (43,806)
                                                                                  (2,882)          (2,163)
 Less:   Treasury stock, at cost; 565,865 shares at June 30, 1995 and 573,325
 shares at March 31, 1995                                                          1,436         1,458
  Receivable from Employee Stock Ownership Plan                                      494           494
Total stockholders' deficit                                                       (4,812)          (4,115)
Total liabilities and stockholders' deficit                                     $ 13,222      $ 13,137

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended
                                                         June 30,    June    30,
                                                         1995        1994
                                                         (Unaudited)
Revenues:
 Systems                                                 $3,613    $3,789
 Services                                                2,209      2,318
Total revenues                                           5,822      6,107
Cost of sales:
 Systems                                                 1,563      1,636
 Service                                                 1,520      1,385
Total cost of sales                                      3,083      3,021
Gross margin                                             2,739      3,086
                                                         ---------

Expenses:
 Research and development                                756          738
 Marketing, general and administrative                   2,497      2,090
Total operating expenses                                 3,253      2,828
Income (loss) from operations                            (514)        258

Other expense, net:  Interest income                     1              1
 Interest expense - third party                          (96)         (57)
 Interest expense - shareholder                          (77)         (51)
Total other expense, net                                 (172)       (107)
                                                         ---------
Income (loss) before income taxes and extraordinary item (686)        151
Provision for income taxes                               --            --
Income (loss) before extraordinary item                  (686)        151
Extraordinary item:  Gain on exchange of convertible
 subordinated debentures                                 --            --
Net income (loss)                                        (686)        151
Series B Preferred Stock dividends                       19            --
Net income (loss) allocable to common stockholders       $(705)    $  151

Earnings per share:
 Income (loss) per share                                 $(0.08)   $    0.02
                                                         ========= =========
Weighted average common and common  equivalent shares
 outstanding                                             8,651      8,766

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                (IN THOUSANDS)

                                                                                Three Months Ended
                                                                                June 30   June 30,
                                                                                1995      1994
                                                                                    (Unaudited)
Operations:
Net income (loss)                                                               $(686)   $ 151
Adjustments to reconcile net income to net cash used   for operating
 activities:
Depreciation and amortization                                                   522        579
Provisions for losses on accounts receivable                                    174        407
Loss on disposal of property and equipment                                        --        (1)
Operating assets and liabilities:  Accounts receivable                          (77)       (27)
 Retainage                                                                        --       224
  Inventories                                                                   (62)      (116)
 Accounts payable and accrued expenses                                          (151)     (176)
 Other current liabilities                                                      (60)      (344)
 Other assets                                                                   (209)      (19)
                                                                                -------- ---------
Net cash provided from (used for) operations                                    (549)      678
Investments:
Additions to property and equipment                                             (108)      (48)
Proceeds from sale of property and equipment                                      --         1
Additions to customer support spares                                              --        (1)
Capitalized software                                                            (378)     (283)
                                                                                -------- ---------
Net cash used for investments                                                   (486)     (331)
Financing: Proceeds from line of credit from a shareholder                      1,300       --
Repayment of line of credit to a shareholder                                    (300)     (400)
Issuance of common stock                                                        3           --
Issuance of preferred stock                                                       --        --
Dividends on preferred stock                                                    (19)        --
                                                                                --------
Net cash provided (used for) from financing                                     984       (400)
Net decrease in cash and cash equivalents                                       (51)       (53)
Cash and cash equivalents at the beginning of the period                        174        312
                                                                                -------- ---------
Cash and cash equivalents at the end of the period                              $123     $ 259
                                                                                ======== =========
Supplemental Information:  Interest paid                                        $50      $  36

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

In the opinion of management, the Company's consolidated financial position as of June 30, 1995 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 30, 1995 and 1994 reflect all adjustments (including normal recurring adjustments) necessary to present fairly these financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's most recent Annual Report on Form 10-K for the year March 31, 1995.
The results of consolidated operations for the interim period ended June 30, 1995 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.

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

   The Company and the investor are currently negotiating an amendment to extend the line of credit. The Company expects to complete documentation of this amendment in August, 1995, but there can be no assurance that it will do so or that the amendment will be on terms that are similar to those described above. As of June 30, 1995 the Company had an outstanding line of credit balance of $2,100,000. As of August 10, 1995, the Company had an outstanding line of credit balance of $2,700,000.

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

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,700,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and
(ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of August 10th, 1995, a total of $3,710,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $1,935,000 principal amount, leaving $1,775,000 principal amount of Debentures unidentified.
During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994 or 1995. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the debentures have the right to accelerate the maturity date of the remaining Debentures. As of August 10, 1995, no such acceleration had occurred or been threatened.
The Company continues to negotiate, in good faith, with as many of the remaining Debentureholders as possible. However, despite the progress that has been made, the Company can still give no assurance about the outcome of the Debenture conversion efforts and does not expect the matter to be resolved in the near future. If the Company is unable to enter into exchange transactions with the remaining Debentureholders, and such Debentureholders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.
In addition, as of June 30, 1995 the Company had issued promissory notes in an aggregate principal amount of $5,715,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,344,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and February 28, 1997. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. Prior to June 30, 1995, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $4,647,000 and accrued interest of $1,903,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued
(i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and
(iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared and has a liquidation reference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events as defined in the Series B Preferred Stock Agreement. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the Series B Preferred are convertible. The exchange transaction was completed assuming a fair value of $10 per share of Series B Preferred Stock. An independent valuation of the Series B Preferred Stock was completed which supported a fair value of $10.00 per share. Subsequent to June 30, 1995 and prior to August 10, 1995, the Company closed exchange transactions with 15% Promissory Note holders of an additional aggregate principal amount of $774,000 and accrued interest of $326,000 on substantially the same terms as those described above. The Company will seek to restructure the remaining 15% Promissory Notes.

The Company anticipates that its cash requirements for the remainder of fiscal 1996 will be satisfied from its present cash balances, cash flow from existing operations, and its credit line, assuming the continued forbearance by the Debentureholders and the completion of the amendment to the line of credit. Despite the progress made during the past fiscal year, the Company can give no assurance on the outcome of the Debenture restructuring efforts and does not expect the matter to be resolved in the immediate future. Moreover, no assurance can be given as to the ability of the Company to satisfy or otherwise discharge its payment obligations under the remaining 15% promissory notes issued in connection with the Debenture restructuring. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company's long term liquidity needs cannot reasonably be determined at this time principally because these needs are dependent, in a large part, upon the outcome of the Company's ongoing attempts to negotiate an extension to its credit line and restructure the remaining outstanding Debentures and the ability of the Company to obtain financing to repay or otherwise restructure the remaining 15% Promissory Notes.

The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets. There has been no change to the valuation allowance during the three months ended June 30, 1995.

During the first quarter of fiscal 1996, the Company supplemented its revenue recognition policy to reflect its current business strategy. This strategy includes growing a network of domestic and international resellers to market its software and services, particularly in its Contex division.

                                XYVISION, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

RESULTS OF OPERATIONS

   Revenues for the first quarter of fiscal 1996 were $5,822,000, a decrease of $285,000, or 5%, from the same quarter of fiscal 1995. In the first quarter of fiscal 1996, systems revenues decreased $176,000, or 5% from the same quarter of fiscal 1995, primarily due to decreased revenues from its Contex division. This decrease in revenues is partially attributable to the Company supplementing its revenue recognition policy to match its current business strategy. This strategy includes growing a network of domestic and international resellers to market its software and services, particularly in its Contex division. Service revenues decreased $109,000, or 5% from the same quarter of fiscal 1995. The decrease is primarily due to decreased domestic maintenance revenues.

   In the first quarter of fiscal 1996 gross margins decreased to 47% of revenues from 51% in the comparable quarter of fiscal 1995. Systems margins were 57% of revenues for both the first quarter of fiscal 1996 and 1995. Service margins decreased to 31% of revenues from 40% for the same quarter of fiscal 1995, a result of reduced revenues and a higher level of fixed costs.

   In the first quarter of fiscal 1996, research and development expenses, net of capitalized software development costs, were $756,000, an increase of $18,000 or 2% from the comparable quarter of fiscal 1995. Capitalized software development costs were $378,000 and $283,000 for the first quarter of fiscal 1996 and 1995, respectively. Research and development expenses (excluding software development costs) were 13% and 12% of revenues for the first quarter of fiscal 1996 and 1995, respectively.

   Marketing, general and administrative expenses were $2,497,000 for the first quarter of fiscal 1996, an increase of $407,000 or 19% from the comparable quarter of fiscal 1995. These expenses represented 43% and 34% of revenues, in the first quarter of fiscal 1996 and 1995, respectively. The increase was primarily the result of increased sales and marketing spending in the domestic and European markets.

   The increase in interest expense for the first quarter of fiscal 1996 was the result of; (1) the impact of the program to exchange 15% Promissory Notes for equity securities and 4% Promissory Notes described below and in Note 5 to the consolidated financial statements and (2) a higher average balance in the credit line described below and in Note 4 to the consolidated financial statements. The interest expense to maturity of the 15% Promissory Notes was recognized when the exchanges occurred. The interest expense of the 4% Promissory Notes is recognized ratably over the term of the notes.

   The Company's deferred tax assets consist primarily of its net operating loss carryforwards. The Company has a valuation allowance to fully offset future tax benefits of these deferred tax assets. There has been no change to the valuation allowance for the first quarter of fiscal 1996.

   In the first quarter of fiscal 1996, as a result of the 15% Promissory Note exchange program described below and in Note 5 to the consolidated financial statements, the Company declared dividends of $19,000 on the Series B Preferred Stock.

   The Company recorded a net loss allocable to common stockholders of $705,000 for the first quarter of fiscal 1996, compared to net income allocable to common stockholders of $151,000 for the first quarter of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1995, the Company had cash of $123,000, which is a decrease of $51,000 from March 31, 1995. During the first three months of fiscal 1996, the Company's operating and investment activities used $1,035,000 of cash.

   The Company has a $3,000,000 line of credit with a stockholder of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. The credit line currently bears interest at a rate of 10% per year, payable monthly. This line of credit expired on June 30, 1995. However, the Company and the investor are currently negotiating an amendment to extend the line of credit. The Company expects to complete documentation of this amendment in August, 1995, but there can be no assurance that it will do so or that the amendment will be on terms that are similar to those described above. As of June 30, 1995 the Company had an outstanding line of credit balance of $2,100,000. As of August 10, 1995, the Company had an outstanding line of credit balance of $2,700,000.

   At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,700,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and
(ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of August 10, 1995, a total of $3,710,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $1,935,000 principal amount, leaving $1,775,000 principal amount of Debentures unidentified.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994 or 1995. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the debentures have the right to accelerate the maturity date of the remaining Debentures. As of August 10, 1995, no such acceleration had occurred or been threatened.

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

   In addition, as of June 30, 1995 the Company had issued promissory notes in an aggregate principal amount of $5,715,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,344,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and February 28, 1997. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. Prior to June 30, 1995, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $4,647,000 and accrued interest of $1,903,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued
(i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and
(iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared and has a liquidation reference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events as defined in the Series B Preferred Stock Agreement. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the Series B Preferred are convertible. The exchange transaction was completed assuming a fair value of $10 per share of Series B Preferred Stock. An independent valuation of the Series B Preferred

Stock was completed which supported a fair value of $10.00 per share.

   Subsequent to June 30, 1995 and prior to August 10, 1995, the Company closed exchange transactions with 15% Promissory Note holders of an additional aggregate principal amount of $774,000 and accrued interest of $326,000 on substantially the same terms as those described above. The Company will seek to restructure the remaining 15% Promissory Notes.

   The Company anticipates that its cash requirements for the remainder of fiscal 1996 will be satisfied from its present cash balances, cash flow from existing operations, and its credit line, assuming the continued forbearance by the Debentureholders the completion of the amendment to the line of credit. Despite the progress made during the past fiscal year, the Company can give no assurance on the outcome of the Debenture restructuring efforts and does not expect the matter to be resolved in the immediate future. Moreover, no assurance can be given as to the ability of the Company to satisfy or otherwise discharge its payment obligations under the remaining 15% promissory notes issued in connection with the Debenture restructuring. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

   The Company's long term liquidity needs cannot reasonably be determined at this time principally because these needs are dependent, in a large part, upon the outcome of the Company's ongoing attempts to negotiate an extension to its credit line and to restructure the remaining outstanding Debentures and the ability of the Company to obtain financing to repay or otherwise restructure the remaining 15% Promissory Notes.

   For fiscal 1996, Xyvision adjusted its strategy to focus on growing its position as a leading supplier of advanced software for document management, publishing, and prepress applications by: (i) enhancing and expanding its technologies, (ii) focusing on target market segments, (iii) emphasizing superior customer support, and (iv) leveraging its global presence.

   This new strategy will require the Company to invest in the infrastructure necessary to capitalize on market opportunities. Such investment may negatively impact quarterly operating results during fiscal 1996, especially during the first half of the fiscal year.

   Management believes this investment will increase long-term value to our shareholders. While the Company is confident about its future, it can give no firm assurance regarding the eventual success of its strategy.

                          PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS: NOT APPLICABLE.

   Item 2. Changes in Securities: Not applicable.

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

                                  XYVISION, INC.
-----------------------------------------------------------------------------
                                 (Registrant)
August 11, 1995
/s/ Eugene P. Seneta
-----------------------------------------------------------------------------
Eugene P. Seneta
Treasurer and Secretary
(Prinicipal Financial Officer)