Form 10-Q
period 1995-09-30
XYVISION INC
filed 1995-11-14
CIK 721080

-----------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
      [BOX][CHECK] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995
                                      OR
  [box] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from  to
                        COMMISSION FILE NUMBER 0-14747

                                   DELAWARE

        (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                  04-2751102

                   (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                      101 EDGEWATER DRIVE, WAKEFIELD, MA

                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  01880-1291
                                  (ZIP CODE)

         Registrant's telephone number including area code (617) 245-4100 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  No
[check]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
September 30,1995.

                         COMMON STOCK, $.03 PAR VALUE

                            (TITLE OF EACH CLASS)

                                  8,730,959

                              (NUMBER OF SHARES)

                                XYVISION, INC.

                                  FORM 10-Q
                              TABLE OF CONTENTS
                                                                          PAGE

PART I. FINANCIAL INFORMATION
                         CONSOLIDATED BALANCE SHEETS
                   AT SEPTEMBER 30, 1995 AND MARCH 31, 1995

2 Consolidated Statements of Operations
for the three and six months ended September 30, 1995 and 1994

3 Consolidated Statements of Cash Flows
for the six months ended September 30, 1995 and 1994

4 Notes to Consolidated Financial Statements

5 Management's Discussion and Analysis of Financial Condition and Results of Operations
8

PART II. OTHER INFORMATION ............................................11

                                XYVISION, INC.
                         CONSOLIDATED BALANCE SHEETS
                   AT SEPTEMBER 30, 1995 AND MARCH 31, 1995

                                                                            (Unaudited)
                                                                            September 30,    March 31,
                                                                                 1995         1995
                                                                           (In thousands)
                                   ASSETS

Current assets:
 Cash and cash equivalents                                                 $      204     $    174
 Accounts receivable:   Trade, less allowance for doubtful accounts of
 $752 at June 30, 1995 and $711 at March 31, 1995                               7,697        7,861
 Inventories                                                                      282          188
 Other current assets                                                           1,262        1,174
                                                                           --------------
Total current assets                                                            9,445        9,397

 Property and equipment, net                                                      997        1,218
 Other assets, net, principally software development costs                      2,682        2,522
Total assets                                                               $   13,124     $ 13,137
                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Note payable to a shareholder                                             $    2,500     $  1,100
 Current portion of long-term debt                                              4,051        5,176
 Accounts payable and accrued expenses                                          3,148        3,665
 Other current liabilities                                                      2,473        2,656
Total current liabilities                                                      12,172       12,597
Long-term debt, less current portion                                            5,435        4,655
Total liabilities                                                              17,607       17,252
Commitments and contingencies                                                      --           --

Stockholders' deficit:
 Capital stock:
  Series preferred stock, $1.00 par value; 2,700,000 shares authorized; no
 shares issued                                                                     --           --
  Series B preferred stock, $1.00 par value; 300,000 shares authorized;
 222,943 issued at September 30, 1995 and 189,875 issued at March 31, 1995
 (aggregate liquidation preference of 2,786,788)                                  223          190
  Common stock, $.03 par value; 20,000,000 shares authorized; 9,296,824
 issued at September 30, 1995 and 9,218,962 at March 31, 1995                     279          276
 Additional paid-in capital                                                    41,495       41,177
 Accumulated deficit                                                          (44,807)     (43,806)
                                                                               (2,810)      (2,163)
 Less:   Treasury stock, at cost; 565,865 shares at September 30, 1995 and
 573,325 shares at March 31, 1995                                               1,436        1,458
  Receivable from Employee Stock Ownership Plan                                   237          494
Total stockholders' deficit                                                    (4,483)      (4,115)
Total liabilities and stockholders' deficit                                $   13,124     $ 13,137

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended            Six Months Ended
                                                         September 30,   September    30, September 30,  September    30,
                                                         1995                 1994     1995                 1994
                                                         (Unaudited)                   (Unaudited)
Revenues:
 Systems                                                 $3,375         $    3,641     $6,988         $    7,430
 Services                                                2,486               2,313     4,695               4,631
Total revenues                                           5,861               5,954     11,683             12,061
Cost of sales:
 Systems                                                 1,115               1,452     2,678               3,088
 Service                                                 1,579               1,537     3,099               2,922
Total cost of sales                                      2,694               2,989     5,777               6,010
Gross margin                                             3,167               2,965     5,906               6,051
                                                         --------------                --------------

Expenses:
 Research and development                                781                   738     1,537               1,476
 Marketing, general and administrative                   2,468               2,026     4,965               4,116
Total operating expenses                                 3,249               2,764     6,502               5,592
Income (loss) from operations                            (82)                  201     (596)                 459

Other expense, net:  Interest income                     3                       3     4                       4
 Interest expense - third party                          (90)                  (37)       (186)              (94)
 Interest expense - shareholder                          (105)                 (65)       (182)             (116)
Total other expense, net                                 (192)                 (99)       (364)             (206)
                                                         --------------
Income (loss) before income taxes and extraordinary item (274)                 102     (960)                 253
Provision for income taxes                               --                     --       --                   --
Income (loss) before extraordinary item                  (274)                 102     (960)                 253
Extraordinary item:  Gain on exchange of convertible
 subordinated debentures                                 --                     --       --                   --
Net income (loss)                                        (274)                 102     (960)                 253
Series B Preferred Stock dividends                       22                     --     41                     --
Net income (loss) allocable to common stockholders       $(296)         $      102     $(1,001)       $      253

Earnings per share:
 Income (loss) per share                                 $(0.03)        $        0.01  $(0.11)        $        0.03
                                                         ============== ============== ============== ==============
Weighted average common and common  equivalent shares
 outstanding                                             8,734               8,980     8,693               8,967

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                (IN THOUSANDS)

                                                                                Six Months Ended
                                                                                September 30   September 30,
                                                                                1995                1994
                                                                                         (Unaudited)
Operations:
Net income (loss)                                                               $(960)        $      253
Adjustments to reconcile net income to net cash used   for operating
 activities:
Depreciation and amortization                                                   1,025              1,052
Provisions for losses on accounts receivable                                    317                  362
Loss on disposal of property and equipment                                        --                  --
Operating assets and liabilities:  Accounts receivable                          (153)               (342)
 Retainage                                                                        --                 224
  Inventories                                                                   (94)                  39
 Accounts payable and accrued expenses                                          (535)                164
 Other current liabilities                                                      (177)               (865)
 Other assets                                                                   (83)                (105)
                                                                                ------------- --------------
Net cash provided from (used for) operations                                    (660)                782
Investments:
Additions to property and equipment                                             (192)               (173)
Proceeds from sale of property and equipment                                      --                  --
Additions to customer support spares                                              --                  (1)
Capitalized software                                                            (737)               (577)
                                                                                ------------- --------------
Net cash used for investments                                                   (929)               (751)
Financing: Proceeds from line of credit from a shareholder                      2,100                300
Repayment of line of credit to a shareholder                                    (700)               (700)
Issuance of common stock                                                        3                     --
Payment on 15% Promissory Notes                                                   --                 (63)
Dividends on preferred stock                                                    (41)                  --
Principal loan payment from Employee Stock Ownership Plan                       257                  257
                                                                                -------------
Net cash provided (used for) from financing                                     1,619               (206)
Net decrease in cash and cash equivalents                                       30                  (175)
Cash and cash equivalents at the beginning of the period                        174                  312
                                                                                ------------- --------------
Cash and cash equivalents at the end of the period                              $204          $      137
                                                                                ============= ==============
Supplemental Information:  Interest paid                                        $120          $       67

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

In the opinion of management, the Company's consolidated financial position as of September 30, 1995 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 30, 1995 and 1994 reflect all adjustments (including normal recurring adjustments) necessary to present fairly these financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year March 31, 1995.
The results of consolidated operations for the interim period ended September 30, 1995 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.

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

   The Company and the investor are currently negotiating an amendment to extend the line of credit. The Company expects to complete documentation of this amendment in November 1995, but there can be no assurance that it will do so. As of September 30, 1995 the Company had an outstanding line of credit balance of $2,500,000. As of November 10, 1995, the Company had an outstanding line of credit balance of $3,000,000.

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

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,700,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and
(ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of November 10, 1995, a total of $3,710,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $1,935,000 principal amount, leaving $1,775,000 principal amount of Debentures unidentified.
During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994 or 1995. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the debentures have the right to accelerate the maturity date of the remaining Debentures. As of November 10, 1995, no such acceleration had occurred or been threatened.
The Company continues to negotiate, in good faith, with as many of the remaining Debentureholders as possible. However, despite the progress that has been made, the Company can still give no assurance about the outcome of the Debenture conversion efforts and does not expect the matter to be resolved in the near future. If the Company is unable to enter into exchange transactions with the remaining Debentureholders, and such Debentureholders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.
In addition, as of June 30, 1995 the Company had issued promissory notes in an aggregate principal amount of $5,715,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,344,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and February 28, 1997. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. Prior to June 30, 1995, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $4,647,000 and accrued interest of $1,903,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued
(i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and
(iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events as defined in the Series B Preferred Stock Agreement. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the Series B Preferred are convertible. The exchange transaction was completed assuming a fair value of $10 per share of Series B Preferred Stock. An independent valuation of the Series B Preferred Stock was completed which supported a fair value of $10.00 per share. Subsequent to June 30, 1995 and prior to November 10, 1995, the Company closed exchange transactions with 15% Promissory Note holders of an additional aggregate principal amount of $774,000 and accrued interest of $326,000 on substantially the same terms as those described above. The Company will seek to restructure the remaining 15% Promissory Notes.

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

The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets. There has been no change to the valuation allowance during the six months ended September 30, 1995.

During the first six months of fiscal 1996, the Company supplemented its revenue recognition policy to reflect its current business strategy. This strategy includes growing a network of domestic and international resellers to market its software and services, particularly in its Contex division.

                                XYVISION, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

   RESULTS OF OPERATIONS

   Revenues for the second quarter of fiscal 1996 were $5,861,000, a decrease of $93,000, or 2%, from the same quarter of fiscal 1995. Revenues for the first six months of fiscal 1996 were $11,683,000, a decrease of $378,000, or 3%, from the same period of the previous year. In the second quarter of fiscal 1996, systems revenues decreased $266,000, or 7% from the same quarter of the previous fiscal year. For the first six months of fiscal 1996, systems revenues decreased $442,000, or 6% for the comparable period of fiscal 1995. These decreases in revenue are primarily the result of decreased hardware sales. For the three and six month periods ended September 30, 1995, service revenues increased $173,000, or 7%, and $64,000, or 1%, from the comparable periods of fiscal 1995 respectively. These increases are primarily due to increased international maintenance and training revenues.

   For the second quarter of fiscal 1996, gross margins increased to 54% of revenues from 50% of revenues for the comparable period of fiscal 1995. For the first six months of fiscal 1996, gross margins increased to 51% of revenues from 50% of revenues for the comparable period of fiscal 1995. Systems margins for the second quarter of fiscal 1996 increased to 67% of revenues from 60% for the same quarter of fiscal 1995. For the first six months of fiscal 1996, systems margins increased to 62% of revenues from 58% for the same period of the previous fiscal year. These increases were a result of a higher content of software sales. For the second quarter of fiscal 1996, service margins increased to 36% of revenues from 34% for the same quarter of fiscal 1995. This increase in service margins was the result of higher maintenance and training revenues in the European markets and the effeciencies associated therewith. For the first six months of fiscal 1996, service margins decreased to 34% of revenues from 37% for the same period of the previous fiscal year. This decrease in service margins was the result of a higher level of fixed costs.

   Research and development expenses, net of capitalized software development costs, were $781,000 and $1,537,000 for the three and six month periods ended September 30, 1995. These amounts represent increases of 6% and 4% respectively, from the comparable periods of fiscal 1995. Capitalized software development costs were $359,000 and $737,000 for second quarter and first six months of fiscal 1996, respectively, as compared to $294,000 and $577,000 for the same time periods of fiscal 1995. Research and development expenses (excluding software development costs) for the second quarter and first six months of fiscal 1996 were 13% of revenues as compared to 12% for the same periods of fiscal 1995.

   Marketing, general and administrative expenses were $2,468,000 and $4,965,000, or 42% of revenues, for the second quarter and the first six months of fiscal 1996, respectively. These are increases from $2,026,000 and $4,116,000, which represented 34% of revenues for the comparable periods of fiscal 1995. These increases were primarily the result of increased sales and marketing spending in the domestic and European markets in order to meet the Company's strategy of growing a network of resellers to market its software and services.

   The increase in interest expense for the second quarter and first six months of fiscal 1996 were the result of; (1) the impact of the program to exchange 15% Promissory Notes for equity securities and 4% Promissory Notes described below and in Note 5 to the consolidated financial statements and
(2) a higher average balance in the credit line described below and in Note 4 to the consolidated financial statements. The interest expense to maturity of the 15% Promissory Notes was recognized when the exchanges occurred. The interest expense of the 4% Promissory Notes is recognized ratably over the terms of the notes.

   The Company's deferred tax assets consist of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset future tax benefits of these deferred tax assets. There has been no change to the valuation allowance for the first six months of fiscal 1996.

   In the second quarter and first six months of fiscal 1996, as a result of the 15% Promissory Note exchange program described below and in Note 5 to the consolidated financial statements, the Company declared dividends of $22,000 and $41,000, respectively, on the Series B Preferred Stock.

   The Company recorded a net loss allocable to common stockholders of $296,000, in the second quarter of fiscal 1996 compared to net income of $102,000, for the second quarter of fiscal 1995. For the first six months of fiscal 1996, the Company recorded a net loss allocable to common stockholders of $1,001,000, compared to net income of $253,000, for the same period a year ago.

   The Company believes that inflation has not had a material effect on its results of operations to date.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1995, the Company had cash and cash equivalents of $204,000, which is an increase of $30,000 from March 31, 1995. During the first six months of fiscal 1996, the Company's operating and investment activities used $1,589,000 of cash. During the first three months of fiscal 1996, the Company's operating and investment activities used $1,035,000 of cash.

   The Company has a $3,000,000 line of credit with a stockholder of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. The credit line currently bears interest at a rate of 10% per year, payable monthly. This line of credit expired on June 30, 1995. However, the Company and the investor are currently negotiating an amendment to extend the line of credit. The Company expects to complete documentation of this amendment in November 1995, but there can be no assurance that it will do so. As of September 30, 1995 the Company had an outstanding line of credit balance of $2,500,000. As of November 10, 1995, the Company had an outstanding line of credit balance of $3,000,000.

   At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,700,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and
(ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of November 10, 1995, a total of $3,710,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $1,935,000 principal amount, leaving $1,775,000 principal amount of Debentures unidentified.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994 or 1995. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the debentures have the right to accelerate the maturity date of the remaining Debentures. As of November 10, 1995, no such acceleration had occurred or been threatened.

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

   Subsequent to June 30, 1995 and prior to November 10, 1995, the Company closed exchange transactions with 15% Promissory Note holders of an additional aggregate principal amount of $774,000 and accrued interest of $326,000 on substantially the same terms as those described above. The Company will seek to restructure the remaining 15% Promissory Notes.

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

                          PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS: NOT APPLICABLE.

   Item 2. Changes in Securities: Not applicable.

   Item 3. Defaults upon Senior Securities: Not applicable.

   Item 4. Submission of Matters to a Vote of Security Holders: The Company held its Annual Meeting of Stockholders on September 27, 1995. At this meeting the Stockholders of the Company:
1. Elected Leland S. Kollmorgen (by a vote of 6,703,371 shares in favor and 57,484 shares withheld) and James McKenney (by a vote of 6,707,761 shares in favor and 53,084 shares withheld) to serve as Class III directors of the Company until the 1998 Annual Meeting of Stockholders; and

   2. Ratified the selection of Coopers & Lybrand as the Company's independent public accountants for the fiscal year ending March 31, 1995 (by a vote of 6,689,767 shares in favor, 65,896 shares against and 5,182 shares abstaining; there were no broker non-votes with respect to this matter).

ITEM 5. OTHER INFORMATION: NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
NONE.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  XYVISION, INC.
-----------------------------------------------------------------------------
                                 (Registrant)
November 14, 1995
/s/ Eugene P. Seneta
-----------------------------------------------------------------------------
Eugene P. Seneta
Treasurer and Secretary
(Prinicipal Financial Officer)