Form 10-Q/A
period 1995-09-30
XYVISION INC
filed 1995-11-15
CIK 721080

-----------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 AMENDMENT No. 1
                                 FORM 10-Q/A
  [box][check] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

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
                   AT SEPTEMBER 30, 1995 AND MARCH 31, 1995

                                                                            (Unaudited)
                                                                            September 30,    March 31,
                                                                                 1995         1995
                                                                           (In thousands)
                                   ASSETS

Current assets:
 Cash and cash equivalents                                                 $      204     $    174
 Accounts receivable:   Trade, less allowance for doubtful accounts of
 $752 at September 30, 1995 and $711 at March 31, 1995                          7,697        7,861
 Inventories                                                                      282          188
 Other current assets                                                           1,262        1,174
                                                                           --------------
Total current assets                                                            9,445        9,397

 Property and equipment, net                                                      997        1,218
 Other assets, net, principally software development costs                      2,682        2,522
Total assets                                                               $   13,124     $ 13,137
                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Note payable to a shareholder                                             $    2,500     $  1,100
 Current portion of long-term debt                                              4,051        5,176
 Accounts payable and accrued expenses                                          3,148        3,665
 Other current liabilities                                                      2,473        2,656
Total current liabilities                                                      12,172       12,597
Long-term debt, less current portion                                            5,435        4,655
Total liabilities                                                              17,607       17,252
Commitments and contingencies                                                      --           --

Stockholders' deficit:
 Capital stock:
  Series preferred stock, $1.00 par value; 2,700,000 shares authorized; no
 shares issued                                                                     --           --
  Series B preferred stock, $1.00 par value; 300,000 shares authorized;
 222,943 issued at September 30, 1995 and 189,875 issued at March 31, 1995
 (aggregate liquidation preference of 2,786,788)                                  223          190
  Common stock, $.03 par value; 20,000,000 shares authorized; 9,296,824
 issued at September 30, 1995 and 9,218,962 at March 31, 1995                     279          276
 Additional paid-in capital                                                    41,495       41,177
 Accumulated deficit                                                          (44,807)     (43,806)
                                                                               (2,810)      (2,163)
 Less:   Treasury stock, at cost; 565,865 shares at September 30, 1995 and
 573,325 shares at March 31, 1995                                               1,436        1,458
  Receivable from Employee Stock Ownership Plan                                   237          494
Total stockholders' deficit                                                    (4,483)      (4,115)
Total liabilities and stockholders' deficit                                $   13,124     $ 13,137

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

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                  XYVISION, INC.
-----------------------------------------------------------------------------
                                 (Registrant)
November 15, 1995
/s/ Eugene P. Seneta
-----------------------------------------------------------------------------
Eugene P. Seneta
Treasurer and Secretary
(Prinicipal Financial Officer)