Form 10-Q
period 1995-12-31
XYVISION INC
filed 1996-02-13
CIK 721080

-----------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
      [BOX][CHECK] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1995
                                      OR
  [box] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from  to
                        COMMISSION FILE NUMBER 0-14747

                                   DELAWARE

        (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                  04-2751102

                   (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                      101 EDGEWATER DRIVE, WAKEFIELD, MA

                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  01880-1291
                                  (ZIP CODE)

         Registrant's telephone number including area code (617) 245-4100 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  No
[check]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
December 31,1995.

                         COMMON STOCK, $.03 PAR VALUE

                            (TITLE OF EACH CLASS)

                                  8,731,559

                              (NUMBER OF SHARES)

                                XYVISION, INC.

                                  FORM 10-Q
                              TABLE OF CONTENTS
                                                                          PAGE

PART I. FINANCIAL INFORMATION
                         CONSOLIDATED BALANCE SHEETS
                   AT DECEMBER 31, 1995 AND MARCH 31, 1995

2 Consolidated Statements of Operations
for the three and nine months ended December 31, 1995 and 1994

3 Consolidated Statements of Cash Flows
for the nine months ended December 31, 1995 and 1994

4 Notes to Consolidated Financial Statements

5 Management's Discussion and Analysis of Financial Condition and Results of Operations
8

PART II. OTHER INFORMATION ............................................12

                                XYVISION, INC.
                         CONSOLIDATED BALANCE SHEETS
                   AT DECEMBER 31, 1995 AND MARCH 31, 1995

                                                                          (Unaudited)
                                                                           December 31,    March 31,
                                                                               1995         1995
                                                                          (In thousands)
                                  ASSETS

Current assets:
 Cash and cash equivalents                                                $     189     $    174
 Accounts receivable:   Trade, less allowance for doubtful accounts of
 $890 at December 31, 1995 and $711 at March 31, 1995                         7,502        7,861
 Inventories                                                                    350          188
 Other current assets                                                         1,070        1,174
                                                                          -------------
Total current assets                                                          9,111        9,397

 Property and equipment, net                                                    824        1,218
 Other assets, net, principally software development costs                    2,651        2,522
Total assets                                                              $  12,586     $ 13,137
                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Note payable to a shareholder                                            $   3,400     $  1,100
 Current portion of long-term debt                                            4,051        5,176
 Accounts payable and accrued expenses                                        3,421        3,665
 Other current liabilities                                                    2,779        2,656
Total current liabilities                                                    13,651       12,597
Long-term debt, less current portion                                          5,435        4,655
Total liabilities                                                            19,086       17,252
Commitments and contingencies                                                    --           --

Stockholders' deficit:
 Capital stock:
  Series preferred stock, $1.00 par value; 2,700,000 shares authorized;
 no shares issued                                                                --           --
  Series B preferred stock, $1.00 par value; 300,000 shares authorized;
 190,327 issued at December 31, 1995 and 189,875 issued at March 31, 1995
 (aggregate liquidation preference of 2,786,788)                                223          190
  Common stock, $.03 par value; 20,000,000 shares authorized; 9,296,824
 issued at December 31, 1995 and 9,218,962 at March 31, 1995                    279          276
 Additional paid-in capital                                                  41,493       41,177
 Accumulated deficit                                                        (46,824)     (43,806)
                                                                             (4,829)      (2,163)
 Less:   Treasury stock, at cost; 565,265 shares at December 31, 1995 and
 573,325 shares at March 31, 1995                                             1,434        1,458
  Receivable from Employee Stock Ownership Plan                                 237          494
Total stockholders' deficit                                                  (6,500)      (4,115)
Total liabilities and stockholders' deficit                               $  12,586     $ 13,137

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended          Nine Months Ended
                                                         December 31,   December    31, December 31,  December    31,
                                                         1995               1994     1995               1994
                                                         (Unaudited)                 (Unaudited)
Revenues:
 Systems                                                 $2,788        $   4,111     $9,776        $  11,541
 Services                                                2,500             2,201     7,195             6,832
Total revenues                                           5,288             6,312     16,971           18,373
Cost of sales:
 Systems                                                 1,313             1,592     3,991             4,680
 Service                                                 1,709             1,530     4,808             4,452
Total cost of sales                                      3,022             3,122     8,799             9,132
Gross margin                                             2,266             3,190     8,172             9,241
                                                         -------------               -------------

Expenses:
 Research and development                                879                 767     2,416             2,243
 Marketing, general and administrative                   2,669             2,066     7,634             6,182
 Restructuring charge                                    500                  --     500                  --
Total operating expenses                                 4,048             2,833     10,550            8,425
Income (loss) from operations                            (1,782)             357     (2,378)             816

Other expense, net:  Interest income                     1                     1     5                     5
 Interest expense - third party                          (112)               (90)       (298)           (184)
 Interest expense - shareholder                          (102)               (64)       (284)           (180)
Total other expense, net                                 (213)              (153)       (577)           (359)
                                                         -------------
Income (loss) before income taxes and extraordinary item (1,995)             204     (2,955)             457
Provision for income taxes                               --                   --       --                 --
Income (loss) before extraordinary item                  (1,995)             204     (2,955)             457
Extraordinary item:  Gain on exchange of convertible
 subordinated debentures                                 --                   --       --                 --
Net income (loss)                                        (1,995)             204     (2,955)             457
Series B Preferred Stock dividends                       22                   16     63                   16
Net income (loss) allocable to common stockholders       $(2,017)      $     188     $(3,018)      $     441

Earnings per share:
 Income (loss) per share                                 $(0.23)       $        .02  $(0.34)       $        .05
                                                         ============= ============= ============= =============
Weighted average common and common  equivalent shares
 outstanding                                             8,731             9,900     8,707             9,307

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                (IN THOUSANDS)

                                                                                Nine Months Ended
                                                                                December 31   December 31,
                                                                                1995              1994
                                                                                        (Unaudited)
Operations:
Net income (loss)                                                               $(2,955)     $     457
Adjustments to reconcile net income to net cash used   for operating
 activities:
Depreciation and amortization                                                   1,535            1,661
Restructuring charge                                                            500                 --
Provisions for losses on accounts receivable                                    567                550
Loss on disposal of property and equipment                                      6                   --
Operating assets and liabilities:  Accounts receivable                          (208)             (814)
 Retainage                                                                        --               382
  Inventories                                                                   (162)              (12)
 Accounts payable and accrued expenses                                          (762)              165
 Other current liabilities                                                      129               (798)
 Other assets                                                                   112               (296)
                                                                                ------------ -------------
Net cash provided from (used for) operations                                    (1,238)          1,295
Investments:
Additions to property and equipment                                             (205)             (288)
Proceeds from sale of property and equipment                                      --                --
Additions to customer support spares                                              --                (1)
Capitalized software                                                            (1,039)           (942)
                                                                                ------------ -------------
Net cash used for investments                                                   (1,244)         (1,231)
Financing: Proceeds from line of credit from a shareholder                      3,300            1,100
Repayment of line of credit to a shareholder                                    (1,000)         (1,500)
Issuance of common stock                                                        3                   --
Payment on 15% Promissory Notes                                                   --               (63)
Dividends on preferred stock                                                    (63)
Principal loan payment from Employee Stock Ownership Plan                       257                257
                                                                                ------------
Net cash provided (used for) from financing                                     2,497             (206)
Net decrease in cash and cash equivalents                                       15                (142)
Cash and cash equivalents at the beginning of the period                        174                312
                                                                                ------------ -------------
Cash and cash equivalents at the end of the period                              $189         $     170
                                                                                ============ =============
Supplemental Information:  Interest paid                                        $203         $     107

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1995 and the results of its consolidated operations and consolidated cash flows for the interim periods ended December 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year March 31, 1995.
The results of consolidated operations for the interim period ended December 31, 1995 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.

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

   The Company and the investor have agreed in principle on an amendment to extend the line of credit. The Company expects to complete documentation of this amendment in February 1996, but there can be no assurance that it will do so. As of December 31, 1995 the Company had an outstanding line of credit balance of $3,400,000. As of February 13, 1996, the Company had an outstanding line of credit balance of $3,800,000.

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

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,700,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and
(ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of February 13, 1996, a total of $3,710,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $1,935,000 principal amount, leaving $1,775,000 principal amount of Debentures unidentified.
During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994 or 1995. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the debentures have the right to accelerate the maturity date of the remaining Debentures. As of February 13, 1996, no such acceleration had occurred or been threatened.
The Company continues to negotiate, in good faith, with as many of the remaining Debentureholders as possible. However, despite the progress that has been made, the Company can still give no assurance about the outcome of the Debenture conversion efforts and does not expect the matter to be resolved in the near future. If the Company is unable to enter into exchange transactions with the remaining Debentureholders, and such Debentureholders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.
In addition, as of June 30, 1995 the Company had issued promissory notes in an aggregate principal amount of $5,715,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,344,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and February 28, 1997. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. Prior to June 30, 1995, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $4,647,000 and accrued interest of $1,903,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued
(i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and
(iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events as defined in the Series B Preferred Stock Agreement. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the Series B Preferred are convertible. The exchange transaction was completed assuming a fair value of $10 per share of Series B Preferred Stock. An independent valuation of the Series B Preferred Stock was completed which supported a fair value of $10.00 per share. Subsequent to June 30, 1995 and prior to February 13, 1996, the Company closed exchange transactions with holders of 15% Promissory Notes in an additional aggregate principal amount of $774,000 with accrued interest of $326,000 on substantially the same terms as those described above. Currently, 15% Promissory Notes in an aggregate principle amount of $162,000 and accrued interest of $68,000 are overdue.The Company will seek to restructure the remaining 15% Promissory Notes.

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

The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets. There has been no change to the valuation allowance during the nine months ended December 31, 1995.

During the first nine months of fiscal 1996, the Company supplemented its revenue recognition policy to reflect its current business strategy. This strategy includes growing a network of domestic and international resellers to market its software and services, particularly in its Contex division.

                                XYVISION, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

   RESULTS OF OPERATIONS

   Revenues for the third quarter of fiscal 1996 were $5,288,000, a decrease of $1,024,000 or 16%, from the same quarter of fiscal 1995. Revenues for the first nine months of fiscal 1996 were $16,971,000, a decrease of $1,402,000, or 8%, from the same period of the previous year. In the third quarter of fiscal 1996, systems revenues decreased $1,323,000, or 32% from the same quarter of the previous fiscal year. This decrease is primarily due to delays in completion of contract negotiations with several customers. Diversion and cutbacks of government funding resulted in additional delayed or cancelled orders. For the first nine months of fiscal 1996, systems revenues decreased $1,765,000, or 15% for the comparable period of fiscal 1995. For the three and nine month periods ended December 31, 1995, service revenues increased $299,000 or 14% and $363,000 or 5% from the comparable periods of fiscal 1995 respectively. These increases are primarily due to increased international maintenance, training and integration service revenues in both the Contex and Publishing business groups.

   For the third quarter of fiscal 1996, gross margins decreased to 43% of revenues from 51% of revenues for the comparable period of fiscal 1995. For the first nine months of fiscal 1996, gross margins decreased to 48% of revenues from 50% of revenues for the comparable period of fiscal 1995. Systems margins for the third quarter of fiscal 1996 decreased to 53% of revenues from 61% for the same quarter of fiscal 1995. For the first nine months of fiscal 1996, systems margins remained the same, 59% of revenues, as in the same period of the previous fiscal year. These decreases were due in part to decreased revenues and decreased operational efficiencies resulting from the need for senior management to focus on the restructuring effort. Additionally, the third quarter system margin percentage decrease was a result of a higher content of hardware sales in the European markets for the Contex division. For the third quarter of fiscal 1996, service margins increased to 32% of revenues from 30% for the same quarter of fiscal 1995. This increase in service margins was the result of higher maintenance and training revenues in the European markets. For the first nine months of fiscal 1996, service margins decreased to 33% of revenues from 35% for the same period of the previous fiscal year. This decrease in service margins was the result of a higher level of fixed costs.

   Research and development expenses, net of capitalized software development costs, were $879,000 and $2,416,000 for the three and nine month period ended December 31, 1995. These amounts represent increases of 15% and 8%, respectively, from the comparable periods of fiscal 1995. Capitalized software development costs were $302,000 and $1,039,000 for third quarter and first nine months of fiscal 1996, respectively, as compared to $365,000 and $942,000 for the same time periods of fiscal 1995. Research and development expenses (excluding software development costs) for the second quarter increased to 17% of revenues from 12% for the same quarter of fiscal 1995. For the first nine months of fiscal 1996, research and development expenses (excluding software development costs) increased to 14% of revenues from 12% for the same time period of fiscal 1995. The expense increases were mainly the result of increased headcount and its associated costs.

   Marketing, general and administrative expenses were $2,669,000, and $7,634,000, or 50% and 45% of revenues, for the third quarter and the first nine months of fiscal 1996 respectively. These are increases from $2,066,000 and $6,182,000 for the comparable periods of fiscal 1995, which represented 33% and 34% of revenues, respectively. Significant increases for the three and nine month periods ending December 31, 1995, occurred in payroll, travel and trade show expenses, primarily in Europe, reflecting the Company's strategy to grow its international markets. Additionally, during the quarter ending December 31, 1995, increases to the bad debt reserves were required, primarily for the Contex business group.

   In the third quarter of fiscal 1996, the Company incurred restructuring charges of $500,000. Included in the charge were approximately $385,000 of severance and employee benefits for the December 1995 work force reduction, a $70,000 write-off of equipment associated with the staff reduction and a write-down of $45,000 for capital assets not expected to contribute to future operations. It is anticipated that the restructuring will decrease operating expenses in the next several quarters.

   The increase in interest expense for the third quarter and first nine months of fiscal 1996 were the result of; (i) the impact of the program to exchange 15% Promissory Notes for equity securities and 4% Promissory Notes described below and in Note 5 to the consolidated financial statements and
(ii) a higher average balance in the credit line described below and in Note 4 to the consolidated financial statements. The interest expense to maturity of the 15% Promissory Notes was recognized when the exchanges occurred. The interest expense of the 4% Promissory Notes is recognized ratably over the terms of the notes.

   The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset future tax benefits of these deferred tax assets. There has been no change to the valuation allowance for the first nine months of fiscal 1996.

   In the third quarter and first nine months of fiscal 1996, as a result of the 15% Promissory Note exchange program described below and in Note 5 to the consolidated financial statements, the Company declared dividends of $22,000 and $63,000, respectively, on the Series B Preferred Stock.

   The Company recorded a net loss allocable to common stockholders of $2,017,000, in the third quarter of fiscal 1996 compared to net income of $188,000, for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, the Company recorded a net loss allocable to common stockholders of $3,018,000, compared to net income of $441,000, for the same period a year ago.

   The Company believes that inflation has not had a material effect on its results of operations to date.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1995, the Company had cash and cash equivalents of $189,000, which is an increase of $15,000 from March 31,1995. During the first nine months of fiscal 1996, the Company's operating and investment activities used $2,482,000 of cash.

   The Company has a $3,000,000 line of credit with a stockholder of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. The credit line currently bears interest at a rate of 10% per year, payable monthly. This line of credit expired on June 30, 1995. However, the Company and the investor are currently negotiating an amendment to extend the line of credit. The Company expects to complete documentation of this amendment in February 1996, but there can be no assurance that it will do so. As of December 31, 1995 the Company had an outstanding line of credit balance of $3,400,000. As of February 13, 1996, the Company had an outstanding line of credit balance of $3,800,000.

   At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,700,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and
(ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of February 13, 1996, a total of $3,710,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $1,935,000 principal amount, leaving $1,775,000 principal amount of Debentures unidentified.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994 or 1995. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the debentures have the right to accelerate the maturity date of the remaining Debentures. As of February 13, 1996, no such acceleration had occurred or been threatened.

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

   Subsequent to June 30, 1995 and prior to February 13, 1996, the Company closed exchange transactions with 15% Promissory Note holders of an additional aggregate principal amount of $774,000 and accrued interest of $326,000 on substantially the same terms as those described above. Currently, 15% Promissory Notes in an aggregate principle amount of $162,000 and accrued interest of $68,000 are overdue. The Company will seek to restructure the remaining 15% Promissory Notes.

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

ITEM 1. LEGAL PROCEEDINGS: NOT APPLICABLE.

   Item 2. Changes in Securities: Not applicable.

   Item 3. Defaults upon Senior Securities: Not applicable.

   Item 4. Submission of Matters to a Vote of Security Holders: Not applicable.

   ITEM 5. OTHER INFORMATION: SIGNIFICANT MANAGEMENT CHANGES:
THOMAS H. CONWAY RESUMED DIRECT RESPONSIBILITY FOR OPERATIONS OF XYVISION IN DECEMBER, 1995 WHEN THE COMPANY'S BOARD OF DIRECTORS REQUESTED THAT HE AGAIN SERVE AS PRESIDENT IN ADDITION TO CONTINUING AS CHAIRMAN AND CHIEF EXECUTIVE OFFICER. THE COMPANY'S PRESIDENCY BECAME VACANT FOLLOWING THE RESIGNATION OF DANIEL M. CLARKE WHO HAD SERVED IN THAT POSITION SINCE FEBRUARY, 1994. MR. CLARKE HAD PREVIOUSLY BEEN THE COMPANY'S CHIEF FINANCIAL OFFICER.
EFFECTIVE JANUARY 18, 1996, KEVIN DUFFY BECAME SENIOR VICE PRESIDENT AND GENERAL MANAGER OF THE XYVISION PUBLISHING DIVISION. MR. DUFFY HAD PREVIOUSLY SERVED AS VICE PRESIDENT OF NORTH AMERICAN SALES FOR XYVISION.
ALSO EFFECTIVE JANUARY 18, 1996, PAUL WOODS BECAME SENIOR VICE PRESIDENT AND GENERAL MANAGER OF THE CONTEX PREPRESS DIVISION. MR. WOODS PREVIOUSLY SERVED AS A VICE PRESIDENT FOR CONTEX.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:
NONE.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  XYVISION, INC.
-----------------------------------------------------------------------------
                                 (Registrant)
February 13, 1996
/s/ Eugene P. Seneta
-----------------------------------------------------------------------------
Eugene P. Seneta
Treasurer and Secretary
(Prinicipal Financial Officer)