Form 10-K
period 1996-03-31
XYVISION INC
filed 1996-06-28
CIK 721080

- -----------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
            Annual Report Pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934 (fee required)
                   For the fiscal year ended March 31, 1996
                         Commission File No. 0-14747
                                XYVISION, INC.
            (Exact name of Registrant as specified in its charter)


                                   DELAWARE
                                  04-2751102

                         (STATE OR OTHER JURISDICTION
                               (I.R.S. EMPLOYER
                      OF INCORPORATION OR ORGANIZATION)
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


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                          [X]

   The aggregate market value of Common Stock held by non-affiliates on May 31, 1996 was $1,888,878.

   As of May 31, 1996, the registrant had 8,844,099 shares of Xyvision, Inc. Common Stock, $.03 par value, outstanding.
                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (March 31, 1996) are incorporated by reference in Part III.
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

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

   Xyvision offers two products -- Xyvision Production Publisher(Trademark) and Parlance Document Manager(Trademark) ("PDM") -- as the core technologies in systems for document management and publishing applications ("Xyvision Publishing Systems"). These systems are used to automate the production of reference books, journals, catalogs, directories, financial and legal materials, and technical manuals.

   Xyvision's color electronic prepress applications ("Contex Prepress Systems") are based on Xyvision's Contex(Trademark) product line. Contex Prepress Systems are marketed primarily to commercial trade shops, printers, and prepress service organizations, as well as to consumer goods companies, advanced design firms, and packaging manufacturers.


                                   OVERVIEW

   Xyvision released an enhanced version of its compound document management software, Parlance Document Manager (PDM 2.3), in the third quarter of fiscal 1996. PDM 2.3 contains powerful new features that further enhance the users' ability to leverage document-based information assets for strategic advantage. Key features include full text retrieval, incorporating Verity's Topic search engine; an enhanced Windows client, which supports a variety of Windows third-party editorial and graphics tools; a PDM agent, an automated PDM user that performs batch functions on projects without user intervention; and Standard Generalized Markup Language ("SGML") utilities that enhance PDM's SGML support by automating the configuration of SGML-based PDM hierarchies.

   In the fourth quarter of fiscal 1996, Xyvision announced an Adobe(Trademark)FrameMaker+SGML(Trademark) and PDM Publishing Solution. The integration of these two products will provide corporate and commercial users a complete environment for managing the creation, revision, storage, workflow, and electronic assembly of such documents as proposals, journals, and technical documentation.

   New PDM customers in fiscal 1996 include Aerospace Systems of Australia
(ASTA), Butterworths of New Zealand, Congressional Information Services, CTA Incorporated, Defense Logistics Services Center, Embraer (Brazil), General Dynamics Land Systems, Griebsch Rochol (Germany), McDonnell Douglas Aerospace, Reed Technical Information Services, Royal Australian Air Force, and the Swiss Air Force. Xyvision also received several orders for system expansion from existing PDM customers.

   Xyvision announced a major upgrade to its high-speed batch and interactive composition system, Xyvision Production Publisher 5.0 (XPP), in the fourth quarter of fiscal 1996. This major upgrade adds high-resolution interactive Display PostScript technology to the most powerful and versatile professional publishing system available today. In addition, XPP 5.0 features new technology for creating documents in Adobe's Portable Document Format (PDF) and tools to easily convert Xyvision documents to the Hypertext Markup Language (HTML) for electronic publishing on the World Wide Web. Formerly called Xyvision Parlance Publisher, Xyvision changed the name of this product to Xyvision Production Publisher with this release to more accurately reflect the product's strengths.

   New XPP customers in fiscal 1996 include Bellcore, British Medical Association, Cotter/True Value, Hearst Motor Co., and IBM worldwide. The Company believes that the interest in Xyvision Production Publisher continues due to its superior automation capabilities and to a fewer number of competitors in the high-end publishing system arena.

   In fiscal 1996 the Company continued its effort to broaden geographic distribution of its Contex product line. This program, called Contex Prepress Partners(Trademark), had an objective of establishing a worldwide network of value added resellers with appropriate applications support and systems integration skills to resell Contex and complementary products and services to customers in their territory. In fiscal 1996, the Company was able to add Contex Prepress Partners in Korea, South Africa, additional countries in Europe, and additional regions in the United States.

   During fiscal 1996, in response to decreasing revenues and increasing losses from operations, the Company incurred significant restructuring charges in the quarter ended December 31, 1995 relating to a workforce reduction. This action had its greatest impact on the sales, marketing and administrative groups, particularly in the Contex operations. Additional significant charges were incurred in the fourth quarter associated with the adjustment of asset valuation reserves for accounts receivable, inventory and capitalized software.

   As a result of the restructuring, the headcount at the end of fiscal 1996 was 155, down from 171 at the previous fiscal year end. The Company's plan for fiscal 1997 is to increase headcount on a selective basis as warranted. Additionally, the Company will supplement its manpower needs by utilizing the services of skilled consultants as deemed appropriate.

   During the fourth quarter of fiscal 1996, the Company amended its line of credit agreement with a current investor in the Company increasing the line of credit from $3,000,000 to $4,000,000. This line, which is secured essentially by all the assets of the Company, is being used and will continue to be used for general working capital purposes.

   In fiscal 1992, Xyvision initiated a program to restructure the Company's 6% Convertible Subordinated Debentures due 2002 (the "Debentures") by issuing promissory notes and/or shares of common stock in exchange for the cancellation of the Debentures. To date (June 28, 1996), Xyvision has completed transactions to restructure $18,790,000, or 84% of the $22,410,000 Debentures outstanding at the beginning of fiscal 1992. To date, the Company has identified the holders of an additional $2,260,000, or 10% of the Debentures, leaving $1,360,000, or 6% of the Debentures outstanding at the beginning of fiscal 1992, not identified.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995, or 1996.

   Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the then outstanding principal amount of Debentures have the right to accelerate the maturity date of the remaining Debentures. To date (June 28, 1996), such acceleration has neither occurred nor been threatened. Additional information about the history and status of Xyvision's Debenture restructuring efforts can be found in Part II of this Form 10-K.

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

   For a further discussion of the line of credit, the Debentures and other debt of the Company, please refer to Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data.

                         XYVISION PUBLISHING SYSTEMS

   Xyvision Publishing Systems are designed to help users meet their business and publishing needs by providing comprehensive publishing solutions that automate the publishing process, enable output to both paper and electronic media, and provide power and speed unattainable with desktop products. These systems allow users to operate in a multi-vendor networked computing environment; transparently share, reuse, and manage text and graphics data from multiple sources throughout an organization; maximize productivity by using the appropriate computer platforms and applications; and retain their investments in existing hardware, software, and training. Xyvision develops and markets two high-performance, open publishing solutions: Parlance Document Manager and Xyvision Production Publisher.

   Parlance Document Manager (PDM) addresses the information needs of today's corporate and commercial publishers: managing large amounts of information, publishing information in both paper and electronic media, and leveraging the value of information by enabling information reuse in multiple products. PDM is a client/server compound document management system that stores document elements as information objects in a central database, allowing these elements to be shared and reused in multiple documents. It supports objects of varying types and sizes, and manages a wide variety of text and graphics formats including SGML (Standard Generalized Markup Language) and popular UNIX or Windows word processing formats. In addition, PDM provides version control, built-in workflow, and content management that automate editorial processes for complex publishing projects.

   PDM is well suited for publishing environments with large amounts of text, graphics, and other data that are formatted and published in multiple versions or output in both printed and electronic format. It allows customers to produce existing publications more accurately and cost-effectively, and provides additional revenue opportunities by enabling users to create new products from existing information and on new output formats.

   Xyvision Production Publisher (XPP) shortens production cycles and reduces costs by automating composition and pagination of high-volume, typographically-demanding documents. XPP offers a powerful solution for corporate and commercial publishers who want to streamline and automate the production of complex documents--from the input of text and graphics to the output of fully composed and paginated pages, film separations, or electronic output. Advanced features include batch composition, interactive Display PostScript editor, automatic import and placement of graphics, spot and process color specification, powerful tabular and math composition, extensive footnoting capabilities, automatic looseleaf composition, commercial-quality typographic controls and output in multiple formats including HTML for the World Wide Web and PDF-enabled PostScript for Adobe Acrobat.

   The Company believes the speed, power, and background processing capabilities of Xyvision Production Publisher make it the most versatile and powerful composition system available today. XPP enables customers to significantly shorten production time and reduce costs associated with the publishing process.

   Xyvision also provides customers with a comprehensive customer support program that includes systems integration, production analysis, implementation planning, on-site and classroom training, applications support, program management, remote diagnostics, and field service and support.

   Xyvision Publishing Systems are currently sold for UNIX-based servers and workstations from Sun(Registered Trademark) Microsystems and IBM(Registered Trademark). Xyvision also offers PDM Windows client software running under Microsoft(Registered Trademark) Windows(Trademark). Xyvision's support of standard hardware platforms gives customers the advantages of superior price and performance, leading-edge technologies from major computer vendors, and a growth path for future expansion.

                           CONTEX PREPRESS SYSTEMS

   The Contex family of color electronic design and prepress software automates full-color design, stripping, and page assembly operations used to produce packaging, inserts, advertisements, brochures, catalogs, and other high-quality color printed materials.

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

   Contex systems also provide the sophisticated color image processing needed to generate output films, called separations, used in the printing process. These separations are generated by a wide variety of film plotters and printing plate plotters made by other companies that connect directly or indirectly to a Contex system.

   If desired, full-size, full-color, hard-copy proofs can be generated to aid in design evaluation, review, and approval processes. For package designs, three-dimensional mock-ups can be created. Synthetic imaging can also be created to show a new package design on a store shelf alongside competing products.

   While Contex systems provide capabilities to enhance the generation of quality color materials, they are primarily purchased to improve productivity. Contex software operates on UNIX-based RISC workstations and servers from Silicon Graphics(Registered Trademark), Inc. This hardware is used because of its leading capabilities for interactive manipulation of complex color images.

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

TECHNICAL DOCUMENTATION is produced by corporations and product manufacturers in support of a product or service. The application segment includes aerospace, automotive, heavy equipment, computers, electronics, and transportation companies who publish such documents as maintenance manuals, transportation directories, and software documentation. These publications often have a long shelf life, need frequent revisions, and require output in a variety of formats including Interactive Electronic Technical Manuals
    (IETMs), Standard Generalized Markup Language (SGML), Hypertext Markup Language (HTML), Portable Document Format (PDF), and loose-leaf paper manuals.

   COMPANIES THAT PRODUCE TECHNICAL DOCUMENTATION OFTEN PRODUCE MANUALS IN LOOSELEAF FORMAT AND DISTRIBUTE UPDATES AS LOOSELEAF CHANGE PAGES. XPP'S
 UNIQUE AUTOMATIC LOOSELEAF OPTION ENABLES COMPANIES TO AUTOMATICALLY CREATE UPDATE PAGES WHEN NEW INFORMATION IS ADDED TO PREVIOUSLY RELEASED DOCUMENTS,
  ENABLING USERS TO DISTRIBUTE ONLY CHANGED PAGES INSTEAD OF REPRINTS OF THE ENTIRE DOCUMENT. THIS CAN DRAMATICALLY REDUCE PRINTING AND WAREHOUSING COSTS,
           AND ALLOWS MORE TIMELY UPDATES OF TECHNICAL INFORMATION.

  XYVISION CUSTOMERS IN THE TECHNICAL DOCUMENTATION SEGMENT INCLUDE: BOEING
   HELICOPTERS, CONSOLIDATED FREIGHTWAYS, CUMMINS ENGINE, EMBRAER (BRAZIL), GULFSTREAM AEROSPACE, MCDONNELL DOUGLAS AEROSPACE, FORD MOTOR CO., PRATT &
WHITNEY CANADA, RAYTHEON SERVICE COMPANY, ROYAL AUSTRALIAN AIR FORCE, TWEDDLE
                        LITHO, AND SIKORSKY AIRCRAFT.

COMMERCIAL PUBLISHING includes commercial printers and trade service bureaus, book and journal publishers, legal publishers, professional associations, financial services and insurance companies, government agencies, and wholesale distributors. In order to remain competitive, service providers must offer a variety of services in support of document production and delivery.

       COMMERCIAL PUBLISHERS, SUCH AS LEGAL PUBLISHERS AND PROFESSIONAL ASSOCIATIONS, HAVE INCREASINGLY BEEN FACED WITH THE NEED TO BETTER MANAGE INFORMATION CONTENT, VERSIONS, AND WORKFLOW. XYVISION'S PDM PROVIDES THESE
COMPANIES WITH A COMPLETE INFORMATION MANAGEMENT SOLUTION THAT REDUCES COSTS,
 SHORTENS THE PRODUCTION CYCLE, AND ENABLES CUSTOMERS TO GENERATE NEW REVENUE
     BY REPACKAGING EXISTING INFORMATION INTO NEW PUBLICATIONS OR MEDIA.

  XYVISION CUSTOMERS IN THE COMMERCIAL PUBLISHING SEGMENT INCLUDE AAA, ASTM, AMERICAN INSTITUTE OF PHYSICS, AMERICAN CHEMICAL SOCIETY, AMERICAN MEDICAL ASSOCIATION, BUREAU OF NATIONAL AFFAIRS, CADMUS JOURNAL SERVICES, CAPITAL
 PRINTING SYSTEMS, FACTS AND COMPARISONS, GRAFIKON (BELGIUM), IDEA INSTITUTE (JAPAN), MERCK & CO., R.R. DONNELLEY & SONS, REED ELSEVIER, TVSM, VALUELINE,
                       INC. AND VERMANDE BV (HOLLAND).


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

   Xyvision's customers in the color electronic design and prepress application segment include: Akerlund & Rausing (Sweden), Banta/Color Response, Field Packaging (U.K.), The Gillette Company, DAR Projects (U.K.), Kimberly Clark, HEL Productions (Australia), Novacel (Mexico), Lincoln Graphics, Prestige Graphics (Malaysia), Schawkgraphics,

Scandicolor (Denmark), Schmalbach-Lubeca (Germany), Southern Graphics, and Litho Plus (Canada).

                               PRODUCT STRATEGY

   The first half of the 1990s has seen important changes revolutionize the document creation and distribution process. The impact of the Internet, World Wide Web, and other electronic information dissemination technology has transformed documents from static printed pages into dynamic, digital repositories of text, graphics, and multi-media. Information providers in both the commercial publishing and technical documentation arenas are faced with such challenges as producing both printed and digital formats from the same information source, efficiently creating targeted custom publications, and managing the revision cycle of long-lived documents. In addition, publishers and corporations must constantly find creative ways to cut costs and accelerate turnaround.

   Xyvision recognizes that today's customers demand an open system with access to a wide range of products in an integrated environment. These systems must meet a customer's current needs while still providing a sound, flexible platform to meet their future needs in a rapidly changing marketplace. Xyvision's product and business strategy reflects a commitment to provide users with the tools to create this environment, which enables them to leverage existing investments, implement an efficient operation, and realize significant cost reductions and productivity increases.

   Xyvision's product development will continue to embrance open-systems technology and will focus on: (i) enhanced functionality; (ii) document and information management; (iii) electronic delivery in a variety of media including the World Wide Web; and (iv) integration with market leading third party products, which should broaden appeal across a wider market.

                            SALES AND DISTRIBUTION

   Xyvision Publishing Systems. In the United States and Canada, Xyvision markets these products and services primarily through a direct sales force. However, for larger document management systems, the Company is increasingly marketing through and with large systems integrators. In Europe, Asia, and Australia, these products and services are marketed and sold by independent distributors with appropriate systems integration skills.

   Contex Prepress Systems. Xyvision markets its Contex software and associated services primarily through a worldwide network of value added resellers with appropriate applications support and systems integration skills. This distribution program is called Contex Prepress
Partners(Trademark).

   International. The Company maintains a European sales and support headquarters in England.

                         CUSTOMER SERVICE AND SUPPORT

MOST OF XYVISION'S CUSTOMERS ENTER INTO MAINTENANCE AND SUPPORT CONTRACTS AND
    RECEIVE TRAINING. AS PART OF A STANDARD SOFTWARE SUPPORT CONTRACT, THE COMPANY PROVIDES SOFTWARE AND DOCUMENTATION UPDATES, AS WELL AS TELEPHONE
   SUPPORT. EACH CUSTOMER SITE IS PROVIDED WITH REMOTE DIAGNOSTICS FOR THE IDENTIFICATION, ISOLATION, AND RESOLUTION OF PROBLEMS. HARDWARE MAINTENANCE
           IS PROVIDED BY THE VENDOR WHO MANUFACTURED THE HARDWARE.

 WITH OVER TWELVE YEARS OF CORPORATE EXPERIENCE IN INTEGRATING AND DELIVERING SOLUTIONS FOR A WIDE RANGE OF PUBLISHING ENVIRONMENTS, XYVISION CONSULTANTS
  ARE EXPERTS IN ANALYZING AND IMPLEMENTING LARGE-SCALE DOCUMENT MANAGEMENT, PUBLISHING, AND ELECTRONIC DELIVERY SYSTEMS. XYVISION CONSULTING INCLUDES
 SUCH SERVICES AS PROCESS REENGINEERING, DOCUMENT ANALYSIS, DTD DEVELOPMENT,
                             AND WEB CONSULTING.

   Revenues from customer service and support were 38%, 36%, and 42% of overall revenues during fiscal 1994, fiscal 1995, and fiscal 1996, respectively.

                     PRODUCT DEVELOPMENT AND ENGINEERING

   The market for the Company's products is characterized by rapid technological change that requires the continuing enhancement of existing products and the development of new products. During the past three fiscal years ended March 31, 1996, the Company's investments in product development and engineering, before the capitalization of software costs, have been a significant percentage (18-20%) of the Company's total revenues.

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

   In the market segment for document management and publishing applications for technical documentation, Xyvision principally competes with Documentum, Interleaf, Texcel, and XSoft, a division of Xerox. In the commercial publishing applications market segment, the Company's principal competitors are CCI Europe, Miles 33, and Quark. In the prepress applications market segment, the Company competes primarily with Barco/Disc, Dainippon Screen, Linotype-Hell, Wright Technologies, Scitex, and a wide variety of desktop packages from companies such as Quark and Adobe.

                         MANUFACTURING AND SUPPLIERS

   Xyvision's Contex family of prepress systems is based on workstations and operating systems from Silicon Graphics, Inc. The Company's document management and publishing product lines work with operating systems from Sun Microsystems, IBM (including IBM's power PC products) and Digital Equipment Corporation. A significant interruption in supply from these vendors would have a material adverse effect on the Company.

                                   BACKLOG

   The Company believes that it is able to anticipate near-term demand for its products and ship products shortly after receipt of the order. Accordingly, the Company's backlog at any particular time is generally neither significant nor indicative of future sales levels.

                      PATENTS, LICENSES, AND TRADEMARKS

   The Company relies on copyright, patent, and trade secret laws to protect its technology. Management believes that because of rapid technological changes in professional publishing and color electronic design and prepress technologies, patent, trade secret, and copyright protection is not as significant to the Company's business as the technical and creative skills of its employees.

   Xyvision, PackageMaker, RIP'n'Strip, SmarTrap, and RoboRIP are registered trademarks of the Company. The Company also uses the following trademarks; Xyvision Production Publisher, Parlance Document Manager, Contex, Contex Professional, Contex Prepress Partners, DotBox, and The Contex Object Library.

   The Company has acquired non-exclusive licenses for certain software from several companies. These licenses permit the Company to grant sublicenses to its customers. Loss of the Company's rights to grant sublicenses to its customers on some of these software products could have a material adverse effect on the Company.

                                  EMPLOYEES

   As of March 31, 1996, the Company employed 155 persons, which included 44 in research and development, 47 in sales and marketing, 46 in customer support, and 18 in finance and administration.

   Xyvision's products are primarily proprietary software and services. Software and services companies are commonly referred to as "intellectual property companies." As an intellectual property company, management believes that the future success of the Company will depend in large part on its ability to attract and retain qualified employees. Due to the competitive market for skilled software engineers and other employees in the greater Boston area, the Company from time to time experiences difficulty in hiring and retaining personel. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company believes its employee relations are good.

   Properties

   The Company's executive, administrative, research and development, and home office sales support facilities are located in Wakefield, Massachusetts. The Company occupies this facility under a lease which expires in February 1998.

   The Company also leases smaller sales and service facilities at other locations in the United States and abroad.

   Legal Proceedings

   There are no material legal proceedings to which the Company or any of its subsidiaries is a party of which any of their properties is subject.

   Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 31, 1996.

                      EXECUTIVE OFFICERS OF THE COMPANY

   The Executive Officers and Management of the Company are as follows:


 Name                Age       Position
Thomas H. Conway     57        President and Chief Executive Officer
                               Vice President, Chief Financial Officer,
Eugene P. Seneta     51         Treasurer and Secretary
                               Senior Vice President and General Manager,
Kevin J. Duffy       41         Xyvision PublishingGroup
                               Senior Vice President and General Manager,
Paul J. Woods        46         Contex Group
                               Vice President, Customer Support and
James G. Hickey      42         Managing Director, Europe



   Mr. Conway has served as Chief Executive Officer since joining the Company in August 1991 and also served as President from August 1991 to February 1994 and since December 1995 . He is the President of the consulting firm T.H. Conway and Associates, Inc. For the past eleven years he has been assisting companies to remediate their operational and financial problems. Mr. Conway is a graduate of Harvard College and holds a Masters Degree from the Wharton School of Finance.

   Mr. Seneta joined Xyvision in June 1990 as Manager of Contract Administration and was elected Treasurer and Secretary in February 1994. In December 1995 he was promoted to Vice President and Chief Financial Officer. From May 1991 to February 1994, he served as Corporate Controller. He holds a Bachelor of Arts in Business Administration from Grove City College and an M.B.A. from the Emory University Graduate School of Business.

   Mr. Duffy joined Xyvision in June 1983 and was promoted to Senior Vice President and General Manager, Xyvision Publishing Group in December 1995. From April 1991 to December 1995 he served as Vice President, North American Sales. Immediately prior to this position, Mr. Duffy served as Director, Eastern Region Sales, a position he assumed in January 1990. Previously, he held a variety of sales, support, and marketing positions for the Company, including commercial sales manager, customer support manager, and pre-sales support manager. He holds a B.S. degree from Suffolk University.

   Mr. Woods joined Xyvision in 1990 as Director Sales and Marketing, Xyvision Color Systems, and in 1993 he was promoted to Vice President, Americas. In December 1995 he was appointed Senior Vice President and General Manager, Contex Group. Previous to 1990, he had been a sales manager for Compugraphic, vice president for the North American field operations for Atex, a division of Eastman-Kodak, and national accounts manager at Scitex America. Mr. Woods holds a B.A. degree in Business Administration from Seton Hall University.

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

   The following table sets forth the reported high and low sales prices for the Company's Common Stock for the periods indicated.


                         HIGH   LOW
FISCAL 1995
April 1 - June 30       $    .20 $   .19
July 1 - September 30        .23     .20
October 1 - December 31      .53     .25
January 1 - March 31         .50     .50

FISCAL 1996
April 1 - June 30       $    .53 $   .50
July 1 - September 30        .79     .47
October 1 - December 31      .47     .41
January 1 - March 31         .34     .22


   As of June 21, 1996, there were approximately 672 stockholders of record. No cash dividends have been paid on the Common Stock since Xyvision's formation. The Company does not expect to pay cash dividends on the Common Stock in the foreseeable future.

   Selected Financial Data

   The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.


                                         Fiscal    Year Ended
                                             March 31,  March 31,  March 31,  March 31,  March 31,
                                               1992    1993       1994        1995        1996
INCOME STATEMENT DATA
Revenues                               $ 22,695    $23,846     $23,865     $24,559     $22,414
Gross margin                              7,609     10,626      11,907      12,045      10,170
Operating expenses                       15,272     13,833      11,815      11,205      15,077
Income (loss) from operations            (7,664    )          (3,206)         92     840  (4,907)
Income (loss) before income taxes  and
 extraordinary item                      (8,903    )          (4,079)       (479)        321  (5,707)
Net income (loss) (1)                    (5,299    )           1,631     301     321    (5,707)
Net income (loss) per share (1)        $      (.95 )         $      .24 $      .04 $      .03 $     (.66)
Weighted average common and common
 equivalent shares outstanding            5,566      6,908       8,224      10,033       8,726
FINANCIAL POSITION
Cash, cash equivalents and short-term
  investments                          $    825    $   577     $   312     $   174     $   332
Working capital (deficit)               (13,973    )          (4,115)     (8,961)     (3,200)     (6,751)
Total assets                             15,536     12,846      12,505      13,137      10,281
Long-term debt                            2,958      7,445       1,706       4,655       5,421
Stockholders' deficit                  $ (9,521    )         $(7,295)    $(6,674)    $(4,116)    $(9,244)
OTHER INFORMATION
Research and development expenditures,
  including capitalized software
 costs                                 $  5,590    $ 4,041     $ 4,586     $ 4,410     $ 4,512


- -----------------------------------------------------------------------------

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

   Management's Discussion and Analysis of Financial Condition and Results of Operations

                            RESULTS OF OPERATIONS

   Revenues increased 3% from $23,865,000 in fiscal 1994 to $24,559,000 in fiscal 1995 and decreased 9% from $24,559,000 in fiscal 1995 to $22,414,000 in fiscal 1996. In fiscal 1995 systems revenues increased 5% from fiscal 1994, due primarily to the increased volume from the Contex Prepress Systems European and Pacific Rim/Asia markets. In fiscal 1996 systems revenues decreased 17% from fiscal 1995 due primarily to reduced sales of Contex Prepress Systems in domestic markets. Service revenues decreased 1% from fiscal 1994 to fiscal 1995. This decrease was primarily due to reduced publishing maintenance from the Company's domestic markets. In fiscal 1996 service revenues increased 6%. This increase was primarily due to increased international maintenance, training and integration service revenues in both the Contex and Publishing business groups. Customer concerns over the Company's financial condition have also had a negative impact on revenues.

   Gross margins decreased from 50% of revenues in fiscal 1994 to 49% of revenues in fiscal 1995 and decreased further to 45% of revenues in fiscal 1996. Systems margins decreased from 63% of revenues in fiscal 1994 to 58% of revenues in fiscal 1995 and decreased further to 55% of revenues in fiscal 1995. The decrease in fiscal 1995 was the result of higher amortization of capitalized software development costs. The decrease in fiscal 1996 was the result of a combination of decreased operational efficiencies resulting from the need for senior management to focus on the restructuring effort and a higher content of hardware sales in the European markets for the Contex division. Service margins increased from 29% of revenues in fiscal 1994 to 33% of revenues in fiscal 1995 and decreased to 32% of revenues in fiscal 1996. The increase in service margins in fiscal 1995 was due to careful control of expenses. The decrease in service margins in fiscal 1996 was the result of a higher proportion of third party training and consulting expenses.

   Research and development expenses, including capitalized software development costs, were $4,586,000, $4,410,000 and $4,512,00 for fiscal 1994,
1995 and 1996, respectively. These amounts represented 19%, 18%, and 20% of revenues, respectively. Capitalized software costs were $1,389,000, $1,413,000 and $1,087,000 in fiscal 1994, 1995 and 1996, respectively. The decrease in research and development expenditures from fiscal 1994 to fiscal 1995 was primarily due to the completion of major projects and cost control efforts. The increase in research and development expenditures from fiscal 1995 to fiscal 1996 was mainly the result of increased headcount and its associated costs. Research and development costs, excluding capitalized software development costs, were 13%, 12% and 15% of revenues during fiscal 1994, 1995 and 1996, respectively.

   Marketing, general and administrative expenses decreased from $8,618,000 (or 36% of revenues) in fiscal 1994 to $8,208,000 (or 33% of revenues) in fiscal 1995. Fiscal 1996 expenses increased to $11,152,000 (or 50% of revenues). The decrease from fiscal 1994 to fiscal 1995 was primarily a result of the Company's continuing cost awareness and containment efforts. During fiscal 1996 significant increases occurred in payroll, travel and trade show expenses, primarily in Europe, reflecting the Company's strategy to grow its international markets. The increase in fiscal 1996 expenses also reflects increases to the Company's bad debts allowances, primarily for the Contex business group.

   During fiscal 1996, the Company incurred restructuring charges of $500,000. Included in the charge were approximately $385,000 of severance and employee benefits for the December 1995 workforce reduction, a $70,000 write-off of equipment associated with the staff reduction and a write-down of $45,000 for capital assets not expected to contribute to future operations.

   Interest income was $3,000, $9,000 and $7,000 in fiscal 1994, 1995 and 1996, respectively. The low amount of interest income in each of the fiscal years was due to the Company's low level of cash available for investing. Interest expense from third parties was $256,000, $284,000 and $424,000 in fiscal 1994, 1995 and 1996, respectively. Interest expense from third parties includes the interest obligation on the Debentures and the quarterly interest payments on the 4% Promissory Notes. The increases in the interest expense were primarily due to the impact of the program to exchange 15% Promissory Notes for equity securities and 4% Promissory Notes (also, please see Note 9 of the Notes to Consolidated Financial Statements). Interest expense related to the Company's credit line with a shareholder was $317,000, $244,000 and $384,000 in fiscal 1994, 1995 and 1996, respectively.


   During fiscal 1994, the Company entered into exchange transactions with investors holding a total of $1,425,000 principal amount of Debentures. As a result of these transactions, the Company realized an extraordinary gain of $780,000, or $.10 per share. These Debentureholders exchanged their Debentures for (i) an unsecured, unsubordinated promissory note of the Company, in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, which bears interest (payable at maturity) at 15% per year (compounded annually and matures 30 months from issuance, and (ii) 107,095 shares of common stock of the Company per $1,000,000 principal amount of Debentures exchanged.


   During fiscal 1995 and 1996, the Company entered into agreements to restructure an additional $30,000 and $25,000, respectively, of Debentures on substantially the same terms as those described above. The Company did not recognize an extraordinary gain on these transactions. As a result of the 15% Promissory Note exchange program described in Note 9 to the consolidated financial statements, the Company declared dividends of $35,000 and $86,000 during fiscal 1995 and fiscal 1996, respectively, on the Series B Preferred Stock.


   Net income allocable to common stockholders was $301,000 and $286,000 for fiscal 1994 and 1995, respectively. The Company recorded a net loss allocable to common stockholders of $5,793,000 for fiscal 1996.

   The Company believes inflation has not had a material effect on its results of operations to date.


LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1996, the Company had cash and cash equivalents of $332,000, which is an increase of $158,000 from the previous fiscal year end. Approximately $981,000 of cash was used by operations and approximately $1,368,000 of cash was used in investing activities in fiscal 1996. The Company plans to continue its aggressive efforts of managing working capital.

   In fiscal 1996 the Company invested $1,368,000 in capital assets, including $1,087,000 of capitalized software costs, reflecting the Company's continuing commitment to its product development programs. The Company anticipates it will continue to invest in capital assets as required to support its product development efforts and general business needs in future periods.

   At March 31, 1996, the Company had a $4,000,000 line of credit with Tudor Trust, a shareholder in the Company. The line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. Interest on the line of credit is payable monthly. The line of credit is scheduled to expire on December 31, 1997. On March 31, 1996, $3,400,00 was outstanding under this credit line.

   Late in fiscal 1996, management of the Company concluded that, due principally to the significant losses from operations in the third and fourth quarters of fiscal 1996 (which amounted to approximately $1.8 million and $2.5 million, respectively), the Company's $4,000,000 credit line would be insufficient to finance the Company's cash needs during the first quarter of fiscal 1997. Accordingly, after investigating a number of alternative sources of financing, the Company entered into an amendment to its line of credit agreement with Tudor Trust, effective as of May 31, 1996, pursuant to which
(a) Tudor Trust agreed to (i) increase the maximum loan amount to $5,000,000,
(ii) reduce the interest rate on the line of credit from 10% to 8% per annum,
(iii) eliminate any borrowing covenants or conditions that would prevent the Company from accessing the full $5,000,000 of available credit, and (iv) eliminate the requirement for the issuance of additional warrants to Tudor Trust under the line of credit (which were issuable on a quarterly basis), and (b) in consideration therefor, the Company issued to Tudor Trust warrants for 10,000,000 shares of common stock of the Company at an exercise price of $.10 per share (representing the fair market value of the common stock of the Company as of the date of warrant issuance). In connection with this line of credit amendment, Tudor Trust exercised warrants for the purchase of 2,092,500 shares of common stock of the Company, for an aggregate purchase price of $200,000.

   At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,790,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at a maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and (ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of June 28, 1996, a total of $3,620,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $2,260,000 principal amount, leaving $1,360,000 principal amount of Debentures unidentified.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995, or 1996. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the then outstanding principal amount of Debentures have the right to accelerate the maturity date of the remaining Debentures. To date (June 28, 1996), such acceleration has neither occurred nor been threatened.

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

   In addition, as of June 28, 1996, the Company had issued promissory notes in an aggregate principal amount of $5,742,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,346,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and February 28, 1997. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. To date, the Company has closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,634,000 and accrued interest of $2,320,000 in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued (i) a new Promissory Note that matures 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and (iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared and has a liquidation reference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events as defined in the Series B Preferred Stock Agreement. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the Series B Preferred are convertible. The exchange transactions were completed assuming a fair value of $10 per share of Series B Preferred Stock. At March 31, 1996, 15% Promissory Notes in an aggregate principle amount of $239,000 and accrued interest of $101,000 were overdue. As of June 28, 1996, 15% Promissory Notes in an aggregate principle amount of $60,000 and accrued interest of $26,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes.

   Tudor Trust and Saltzman Partners, both of whom are significant stockholders of the Company and own a significant portion of the outstanding Debentures and/or 4% Promissory Notes, have presented to the Company the following proposal relating to the exchange of Debentures and 4% Promissory Notes for common stock of the Company: they, along with certain other holders of the Debentures, would exchange their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33; and they, along with certain other holders of the 4% Promissory Notes, would exchange their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest would be paid in cash at the time of such exchange). The consummation of the exchange transaction for the Debentures would be contingent upon the participation in such exchange by the holders of at least 50% of the principal amount of the outstanding Debentures; and the consummation of the exchange transaction for the 4% Promissory Notes would be contingent upon the participation in such exchange by the holders of at least 75% of the principal amount of the outstanding 4% Promissory Notes. Together, Tudor Trust and Saltzman Partners currently own approximately 40% of the principal amount of the outstanding Debentures and

46% of the principal amount of the outstanding 4% Promissory Notes. The Board of Directors of the Company has voted to accept the terms of the exchange proposal made by Tudor Trust and Saltzman Partners and to proceed with such exchange transactions, assuming the requisite number of holders of the Debentures and 4% Promissory Notes agree to the terms of such exchanges. While the Company believes that such exchange transactions would be very beneficial to the Company and its stockholders and would significantly improve the Company's balance sheet and liquidity position, there can be no assurance that such exchange transactions will be consummated.

   The Company anticipates that its cash requirements for the first part of fiscal 1997 will be satisfied from its present cash balances, cash flow from existing operations, and its credit line, assuming the continued forbearance by the Debentureholders. Despite the progress made during the past fiscal year, the Company can give no assurance on the outcome of its debt restructuring efforts. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

   The Company's long term liquidity needs cannot reasonably be determined at this time principally because these needs are dependent, in a large part, upon the outcome of the Company's attempt to convert into equity its outstanding Debentures and 4% Promissory Notes and the ability of the Company to obtain financing to repay or otherwise restructure the remaining outstanding 15% Promissory Notes. While the Company remains confident about its future, it can give no assurance regarding the ultimate success of its strategy.

   Financial Statements and Supplementary Data

                      REPORT OF INDEPENDENT ACCOUNTANTS

                  TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
                              OF XYVISION, INC.:

   We have audited the accompanying consolidated balance sheets of Xyvision, Inc. as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

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

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a loss from operations in fiscal 1996 and has a working capital deficit and a stockholders' deficit at March 31, 1996 and 1995. On May 5, 1996, 1995, 1994, 1993, and 1992, the Company elected not to make the interest payment that was due on its 6% Convertible Subordinated Debentures. Under the terms of the Indenture covering the debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the debentures have the right to accelerate the maturity date of the remaining debentures. As of June 28, 1996, no such acceleration had occurred. The Company's attainment of profitable operations and sufficient additional financing, as well as the continued forbearance of its Debentureholders, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's actions in regard to these matters are described in Note 2. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

   Because of the significance of the uncertainties referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the consolidated financial statements referred to above.

                                                     COOPERS & LYBRAND, L.L.P.
Boston, Massachusetts
June 28, 1996

                                XYVISION, INC.
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1996 AND 1995


 ASSETS                                                        1996           1995
Current assets:
Cash  and cash equivalents                                 $    332,021   $    174,289
Accounts receivable:  Trade, less allowance for doubtful
 accounts of   $938,000 at March 31, 1996 and $711,000 in
 1995                                                         5,888,849      7,860,775
Inventories                                                     376,702        188,251
Other current assets                                            756,040      1,173,339
Total current assets                                          7,353,612      9,396,654

 Property and equipment, net                                    724,089      1,217,799
Other assets, net, principally capitalized software costs     2,203,003      2,522,159
Total assets                                               $ 10,280,704   $ 13,136,612

 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Note payable to shareholder                                $  3,400,000   $  1,100,000
Current portion of long-term debt                             4,063,597      5,175,906
Accounts payable and accrued expenses                         3,587,539      3,664,855
Other current liabilities                                     3,053,408      2,656,157
Total current liabilities                                    14,104,544     12,596,918
Long-term debt                                                5,420,500      4,655,255
Total liabilities                                            19,525,044     17,252,173

 Commitments and contingencies                                       --             --

 Stockholders' deficit:
Series preferred stock, $1.00 par value; 2,700,000 shares
  authorized; no shares issued                                       --             --
Series B Preferred Stock, $1.00 par value: 300,000 shares
  authorized; 222,943 issued in March, 1996 and 189,875
   issued in March, 1995 (aggregate liquidation preference
    of $2,373,438)                                              222,943        189,875
Common stock, $.03 par value; 20,000,000 shares
 authorized;  9,300,037 issued in 1996 and 9,218,962
 issued in 1995                                                 279,001        276,569
Additional paid-in capital                                   41,262,004     41,176,900
Accumulated deficit                                         (49,599,009)   (43,806,103)
                                                             (7,835,061)    (2,162,759)
Less: Treasury stock, at cost; 477,865 shares in March,
 1996 and  573,325 shares in March, 1995                      1,172,137      1,458,517
Receivable from employee stock ownership plan                   237,142        494,285
Total stockholders' deficit                                  (9,244,340)    (4,115,561)
Total liabilities and stockholders' deficit                $ 10,280,704   $ 13,136,612


  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED MARCH 31, 1996, 1995, AND 1994


                                                         1996           1995          1994
- --------------------------------------------------- -------------- ------------- -------------
Revenues:  Systems                                  $13,026,610    $15,674,312   $14,895,180
 Service                                              9,386,903      8,884,796     8,969,855
   Total revenues                                    22,413,513     24,559,108    23,865,035

 Cost of sales:  Systems                              5,852,984      6,527,775     5,572,756
 Service                                              6,390,728      5,986,263     6,385,063
   Total cost of sales                               12,243,712     12,514,038    11,957,819

 Gross margin                                        10,169,801     12,045,070    11,907,216

 Expenses:
 Research and development                             3,424,797      2,997,285     3,197,231
 Marketing, general, and administrative              11,152,172      8,207,762     8,618,326
 Restructuring charge                                   499,725             --            --
   Total operating expenses                          15,076,694     11,205,047    11,815,557
Net income (loss) from operations                    (4,906,893)        840,023       91,659
Other income (expense), net:  Interest income             7,312          9,193         2,848
  Interest expense - third party                       (423,657)       (284,285)       (256,499)
  Interest expense - shareholder                       (383,752)       (244,204)       (316,613)
  Total other expense, net                             (800,097)       (519,296)       (570,264)
Income (loss) before income taxes and
  extraordinary item                                 (5,706,990)        320,727     (478,605)
Provision for income taxes                                   --             --            --
Income (loss) before extraordinary item              (5,706,990)        320,727     (478,605)
Extraordinary item:
 Gain on exchange of convertible subordinated
   debentures                                                --             --       779,574
Net income (loss)                                    (5,706,990)        320,727      300,969
Series B Preferred Stock Dividends                       85,916         34,903            --
Net income (loss) allocable to common
 stockholders                                       $(5,792,906)    $   285,824  $   300,969

 Income (loss) per share:
 Income (loss) before extraordinary item            $         (.66) $          .03 $         (.06)
 Extraordinary item                                          --             --              .10
 Income (loss) per share                            $         (.66) $          .03 $          .04

 Weighted average common and common equivalent
  shares outstanding                                  8,725,829     10,032,930     8,224,189

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 1996, 1995, AND 1994


                                                              1996        1995          1994
- ------------------------------------------------------ -------------- ------------- -------------
Operations: Net income (loss)                          $(5,706,990)   $   320,727   $   300,969
Adjustments to reconcile net income to net cash
  provided from operating activities:
Gain on exchange of convertible subordinated
  debentures                                                    --             --      (779,574)
Depreciation and amortization                            2,205,499      2,137,450     2,231,586
Restructuring charge                                       499,725             --            --
Provision for losses on accounts receivable              2,015,768        505,554       963,803
Loss on disposal of property and equipment                   6,310         20,030        61,733
Operating assets and liabilities:
 Accounts receivable                                       (43,842)    (1,393,112)   (1,275,876)
 Retainage                                                      --        526,220       113,196
 Inventories                                              (188,451)       (96,850)      152,506
 Accounts payable and accrued expenses                    (595,387)       894,249      (696,822)
 Other current liabilities                                 400,130       (577,608)      371,210
 Other current assets                                      426,737       (570,109)     (147,415)

Net cash provided from operations                         (980,501)     1,766,551     1,295,316

Investments:
Additions to property and equipment                       (280,098)      (368,982)     (640,176)
Proceeds from sales of property and equipment                3,353            225        11,794
Additions to customer support spares                        (3,864)        (1,358)           --
Capitalized software costs                              (1,086,960)    (1,412,911)   (1,388,884)

 Net cash used by investments                           (1,367,569)    (1,783,026)   (2,017,266)

 Financing:
Proceeds from line of credit from a shareholder          3,900,000      1,800,000     2,900,000
Repayment of line of credit to a shareholder            (1,600,000)    (2,100,000)   (2,700,000)
Proceeds from issuance of common stock from treasury        33,350            186           331
Dividends on preferred stock                               (82,557)       (15,967)           --
Payment on 15% promissory notes                             (2,134)       (62,836)           --
Loan payment from Employee Stock Ownership Plan            257,143        257,143       257,143

 Net cash provided from (used by) financing              2,505,802       (121,474)      457,474

 Net increase (decrease) in cash and cash equivalents      157,732       (137,949)     (264,476)
Cash and cash equivalents at the beginning of the
 year                                                      174,289        312,238       576,714
Cash and cash equivalents at the end of the year       $   332,021    $   174,289   $   312,238


The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED MARCH 31, 1994, 1995 AND 1996


                                                                                                                 Receivable
                                                                                                                    From
                                                                                                                  Employee
                                                                 Additional                                        Stock
   Total
                                            Preferred  Common      Paid-In     Accumulated       Treasury        Ownership
   Stockholders'
                                          Stock         Stock        Capital        Deficit          Stock    Plan
     Deficit
Balance, March 31, 1993                         --    $248,727   $39,325,087   $(44,392,896)   $(1,467,517)   $(1,008,571)   $
   (7,295,170)
Issuance of common stock with the
 exchange of $1,425,000 of Convertible
 Subordinated Debentures, 161,181 shares                 4,836        14,359
      19,195
Issuance of common stock in accordance
 with credit line agreement 300,000
 shares                                                  9,000        34,750
      43,750
Issuance of stock from treasury for
 employment service awards, 2,400 shares                              (6,869)                        7,200
         331
Payments on receivable from Employee
 Stock Ownership Plan                                                                                         257,143
     257,143
- ----------------------------------------- ----------- ---------- ------------- --------------- -------------- --------------
   ---------------
Net income                                                                          300,969
     300,969
Balance, March 31, 1994                        --      262,563    39,367,327    (44,091,927)    (1,460,317)   (751,428)
   (6,673,782)
Issuance of common stock with the
 exchange of $30,000 of convertible
 subordinated debentures, 3,213 shares                      96           639
         735
Issuance of common stock with the
 exchange of $4,636,500 of promissory
 notes, 463,650 shares                                  13,910       101,673
     115,583
- ----------------------------------------- ----------- ---------- ------------- --------------- -------------- --------------
   ---------------
Issuance of Series B preferred stock with
 the exchange of $4,636,500 of promissory
 notes, 189,875 shares                    189,875                  1,708,875
   1,898,750
Issuance of stock from treasury for
 employment service awards, 600 shares                                (1,614)                        1,800
         186
Payments on receivable from Employee
 Stock Ownership Plan                                                                                         257,143
     257,143
Dividends on Series B preferred stock                                               (34,903)
     (34,903)
Net Income                                                                          320,727
     320,727
Balance, March 31, 1995                   189,875      276,569    41,176,900    (43,806,103)    (1,458,517)   (494,285)
   (4,115,561)
- ----------------------------------------- ----------- ---------- ------------- --------------- -------------- --------------
   ---------------
Issuance of common stock with the
 exchange of $25,000 of Convertible
 Subordinated Debentures, 2,675 shares                      80         1,254
       1,334
Issuance of common stock with the
 exchange of $784,000 of Promissory
 Notes, 78,400 shares                                    2,352        39,268
      41,620
Issuance of Series B stock with the
 exchange of $784,000 of Promissory
 Notes, 33,068 shares                     33,068                     297,612
     330,680
Issuance of stock from treasury for
 employee stock options, 94,660 shares                              (250,974)                      283,980
      33,006
Issuance of stock from treasury for
 employment service awards, 800 shares                                (2,056)                        2,400
         344
Payments on receivable from Employee
 Stock Ownership Plan                                                                                         257,143
     257,143
Dividends on Series B Preferred Stock                                               (85,916)
     (85,916)
Net loss                                                                         (5,706,990)
   (5,706,990)
Balance, March 31, 1996                   $222,943    $279,001   $41,262,004   $(49,599,009)   $(1,172,137)   $(237,142)     $
   (9,244,340)

The accompanying notes are an integral part of the consolidated financial statements.

                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business: Xyvision, Inc. (the "Company"), which operates in a single industry segment, designs and markets software for publishing, document management, color design, and prepress applications.

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

   SOFTWARE DEVELOPMENT COSTS: Costs for research, design, and development of software for sale to others incurred prior to the achievement of "technological feasibility" are charged to expense. The Company capitalizes certain software costs in accordance with Statement of Financial Accounting No. 86, "Accounting for costs of computer software to be sold, leased or otherwise marketed." The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated life of the product including the period being reported on. It is reasonably possible that those estimates of anticipate future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

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

   USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements are accounts receivable and sales allowances, as well as the amount of capitalized software costs. Actual results could differ from those estimates.

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

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,790,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at a maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and (ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of June 28, 1996, a total of $3,620,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $2,260,000 principal amount, leaving $1,360,000 principal amount of Debentures unidentified.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995, or 1996. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the then outstanding principal amount of Debentures have the right to accelerate the maturity date of the remaining Debentures. To date (June 28, 1996), such acceleration has neither occurred nor been threatened.

   As described before, the Company continues to negotiate in good faith with as many of the remaining Debentureholders as possible. However, despite the progress that has been made, the Company can still give no assurance about the outcome of the Debenture restructuring efforts and does not expect the matter to be resolved in the near future. If the Company is unable to enter into restructuring transactions with the remaining Debentureholders, and such Debentureholders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.

   In addition, as of June 28, 1996, the Company had issued promissory notes in an aggregate principal amount of $5,742,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,346,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and February 28, 1997. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. To date, the Company has closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,634,000 and accrued interest of $2,320,000 in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued (i) a new Promissory Note that matures 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15%

Promissory Note delivered and (iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared and has a liquidation reference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events as defined in the Series B Preferred Stock Agreement. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the Series B Preferred are convertible. The exchange transactions were completed assuming a fair value of $10 per share of Series B Preferred Stock. At March 31, 1996, 15% Promissory Notes in an aggregate principle amount of $239,000 and accrued interest of $101,000 were overdue. As of June 28, 1996, 15% Promissory Notes in an aggregate principle amount of $60,000 and accrued interest of $26,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes.

   Tudor Trust and Saltzman Partners, both of whom are significant stockholders of the Company and own a significant portion of the outstanding Debentures and/or 4% Promissory Notes, have presented to the Company the following proposal relating to the exchange of Debentures and 4% Promissory Notes for common stock of the Company: they, along with certain other holders of the Debentures, would exchange their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33; and they, along with certain other holders of the 4% Promissory Notes, would exchange their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest would be paid in cash at the time of such exchange). The consummation of the exchange transaction for the Debentures would be contingent upon the participation in such exchange by the holders of at least 50% of the principal amount of the outstanding Debentures; and the consummation of the exchange transaction for the 4% Promissory Notes would be contingent upon the participation in such exchange by the holders of at least 75% of the principal amount of the outstanding 4% Promissory Notes. Together, Tudor Trust and Saltzman Partners currently own approximately 40% of the principal amount of the outstanding Debentures and 46% of the principal amount of the outstanding 4% Promissory Notes. The Board of Directors of the Company has voted to accept the terms of the exchange proposal made by Tudor Trust and Saltzman Partners and to proceed with such exchange transactions, assuming the requisite number of holders of the Debentures and 4% Promissory Notes agree to the terms of such exchanges. While the Company believes that such exchange transactions would be very beneficial to the Company and its stockholders and would significantly improve the Company's balance sheet and liquidity position, there can be no assurance that such exchange transactions will be consummated.

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


   On February 29, 1996, the Company and the investor entered into an additional amendment to the line of credit. Under the terms on this amendment, the amount available under the line of credit was increased to $4,000,000 and the term of the line of credit was extended to December 31, 1997. In consideration of these changes, the Company granted the investor a common stock purchase warrant for 200,000 shares of common stock at an exercise price of $.10 per share (the fair market value of the common stock on the date of issuance of such warrant) and agreed to continue to grant the investor, for each fiscal quarter for which amounts are outstanding under the credit line, a common stock purchase warrant for 200,000 shares of common stock provided that the number of shares subject to the warrant shall be 325,000 (rather than 200,000 shares in the event that the maximum amount of outstanding credit line advances on one or more dates during the quarter ending on the issue date of such warrant exceeds $3,000,000). The exercise price of the first five warrants (beginning with the warrant for the quarter ended September 30, 1995) will be at the lesser of the fair market value of the common stock on the date of the grant or $1.00 per share while the exercise price of the final five warrants will be the fair market value of the common stock on the date of the grant.

   Late in fiscal 1996, management of the Company concluded that, due principally to the significant losses from operations in the third and fourth quarters of fiscal 1996 (which amounted to approximately $1.8 million and $2.5 million, respectively), the Company's $4,000,000 credit line would be insufficient to finance the Company's cash needs during the first quarter of fiscal 1997. Accordingly, after investigating a number of alternative sources of financing, the Company entered into an amendment to its line of credit agreement with Tudor Trust, effective as of May 31, 1996, pursuant to which
(a) Tudor Trust agreed to (i) increase the maximum loan amount to $5,000,00,
(ii) reduce the interest rate on the line of credit from 10% to 8% per annum,
(iii) eliminate any borrowing covenants or conditions that would prevent the Company from accessing the full $5,000,000 of available credit, and (iv) eliminate the requirement for the issuance of additional warrants to Tudor Trust under the line of credit (which were issuable on a quarterly basis), and (b) in consideration therefor, the Company issued to Tudor Trust warrants for 10,000,000 shares of common stock of the Company at an exercise price of $.10 per share (respresenting the fair market value of the common stock of the Company as of the date of warrant issuance). In connection with this line of credit amendment, Tudor Trust exercised warrants for the purchase of 2,092,500 shares of common stock of the Company, for an aggregate purchase price of $200,000.

   As of March 31, 1996, the Company had $3,400,000 outstanding and $600,000 available under the amended line of credit. As of June 28, 1996, the Company had $1,000,000 available under the amended line of credit.

   The Company anticipates that its cash requirements for the first part of fiscal 1997 will be satisfied from its present cash balances, cash flow from existing operations, and its credit line, assuming the continued forbearance by the Debentureholders. Despite the progress made during the past fiscal year, the Company can give no assurance on the outcome of its debt restructuring efforts. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

   The Company's long term liquidity needs cannot reasonably be determined at this time principally because these needs are dependent, in a large part, upon the outcome of the Company's attempt to convert into equity its outstanding Debentures and 4% Promissory Notes and the ability of the Company to obtain financing to repay or otherwise restructure the remaining outstanding 15% Promissory Notes. While the Company remains confident about its future, it can give no assurance regarding the ultimate success of its strategy.

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

                            PROPERTY AND EQUIPMENT

   Property and equipment consists of:


                                                 March 31, 1996       March 31, 1995
Design, test, and manufacturing equipment  $ 2,553,670    $ 4,864,898
Office furniture and fixtures                1,171,997      1,197,041
Leasehold improvements                       1,209,949      1,209,948
Purchased software                             219,543        316,974
Delivery and service vehicles                    9,333          9,333
- ------------------------------------------ -------------- --------------
                                             5,164,492      7,598,194
Accumulated depreciation and amortization   (4,440,403)         (6,380,395)
- ------------------------------------------ -------------- --------------
                                           $   724,089    $ 1,217,799
========================================== ============== ==============


   Depreciation and amortization expense for property and equipment for fiscal 1996, 1995, and 1994 was $777,000, $919,000 and $1,301,000,
respectively.

                                 OTHER ASSETS

   Other assets consists of the following, which are presented net of any accumulated amortization:


                                 March 31, 1996      March 31, 1995
                            -------------- --------------
Capitalized software costs  $1,944,626     $2,214,966
Debenture issuance costs        47,703         57,448
Other                          210,674        249,745
                            $2,203,003     $2,522,159


   Capitalized software costs amortized and charged to expense were $1,357,000, $1,143,000, and $752,000 in fiscal 1996, 1995, and 1994, respectively. Capitalized software costs are presented net of accumulated amortization of $3,294,000 and $1,937,000 at March 31, 1996 and 1995,
respectively.

   Debenture issuance costs amortized and charged to expense were $10,000, $10,000, and $11,000, in fiscal 1996, 1995, and 1994, respectively. In addition, as a result of the exchange of Debentures in fiscal 1994 and 1993, related Debenture issuance costs of $27,000 were written off as a reduction to the extraordinary gain recognized in fiscal year 1994. The accumulated amortization of the Debenture issuance costs was $737,000 and $727,000 at March 31, 1996 and 1995, respectively. (See Note 9.)

                          OTHER CURRENT LIABILITIES


   Other current liabilities consists of:

                                     March 31, 1996      March 31, 1995
- ------------------------------- -------------- --------------
Deferred service revenue        $1,419,587     $1,107,493
Interest payable on debentures   1,093,622        876,277
Customer deposits                       --         34,000
Other                              540,199        638,387
                                $3,053,408     $2,656,157


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

   On February 29, 1996, the Company and the investor entered into an additional amendment to the line of credit. Under the terms on this amendment, the amount available under the line of credit was increased to $4,000,000 and extending the term of the line of credit to December 31, 1997. In consideration of these changes, the Company granted the investor a common stock purchase warrant for 200,000 shares of common stock at an exercise price of $.10 per share (the fair market value of the common stock on the date of issuance of such warrant) and agreed to continue to grant the investor, for each fiscal quarter for which amounts are outstanding under the credit line, a common stock purchase warrant for 200,000 shares of common stock provided that the number of shares subject to the warrant shall be 325,000 (rather than 200,000 shares in the event that the maximum amount of outstanding credit line advances on one or more dates during the quarter ending on the issue date of such warrant exceeds $3,000,000). The exercise price of the first five warrants (beginning with the warrant for the quarter ended September 30, 1995) will be at the lesser of the fair market value of the common stock on the date of the grant or $1.00 per share while the exercise price of the final five warrants will be the fair market value of the common stock on the date of the grant.

   Late in fiscal 1996, management of the Company concluded that, due principally to the significant losses from operations in the third and fourth quarters of fiscal 1996 (which amounted to approximately $1.8 million and $2.5 million, respectively), the Company's $4,000,000 credit line would be insufficient to finance the Company's cash needs during the first quarter of fiscal 1997. Accordingly, after investigating a number of alternative sources of financing, the Company entered into an amendment to its line of credit agreement with Tudor Trust, effective as of May 31, 1996, pursuant to which (a) Tudor Trust agreed to (i) increase the maximum loan amount to $5,000,00, (ii) reduce the interest rate on the line of credit from 10% to 8% per annum, (iii) eliminate any borrowing covenants or conditions that would prevent the Company from accessing the full $5,000,000 of available credit, and (iv) eliminate the requirement for the issuance of additional warrants to Tudor Trust under the line of credit (which were issuable on a quarterly basis), and (b) in consideration therefor, the Company issued to Tudor Trust warrants for 10,000,000 shares of common stock of the Company at an exercise price of $.10 per share (respresenting the fair market value of the common stock of the Company as of the date of warrant issuance). In connection with this line of credit amendment, Tudor Trust exercised warrants for the purchase of 2,092,500 shares of common stock of the Company, for an aggregate purchase price of $200,000.

   As of March 31, 1996, the Company had $3,400,000 outstanding and $600,000 available under the amended line of credit. As of June 28, 1996, the Company had $1,000,000 available under the amended line of credit.

                                LONG-TERM DEBT


   Long-term debt consists of:

                                                           March 31,
                                                            1996         March 31, 1995
6% Convertible Subordinated Debentures                $3,710,000   $  3,735,000
15% promissory notes, due fiscal 1995, 1996, and
 1997                                                    353,597     1,459,661
4% promissory notes, due fiscal 1998                   5,420,500     4,636,500
                                                       9,484,097     9,831,161
Less: Current portion of long-term debt                4,063,597     5,175,906
                                                      $5,420,500   $ 4,655,255


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

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,790,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at a maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and (ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of June 28, 1996, a total of $3,620,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $2,260,000 principal amount, leaving $1,360,000 principal amount of Debentures unidentified.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995, or 1996. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the then outstanding principal amount of Debentures have the right to accelerate the maturity date of the remaining Debentures. To date (June 28, 1996), such acceleration has neither occurred nor been threatened.

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

   In addition, as of June 28, 1996, the Company had issued promissory notes in an aggregate principal amount of $5,742,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,346,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and December 30, 1998. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. To date, the Company has closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,634,000 and accrued interest of $2,320,000 in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued (i) a new Promissory Note that matures 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and (iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared and has a liquidation reference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events as defined in the Series B Preferred Stock Agreement. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the Series B Preferred are convertible. The exchange transactions were completed assuming a fair value of $10 per share of Series B Preferred Stock. At March 31, 1996, 15% Promissory Notes in an aggregate principle amount of $239,000 and accrued interest of $101,000 were overdue. As of June 28, 1996 15% Promissory Notes in an aggregate principle amount of $60,000 and accrued interest of $26,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes.

   Tudor Trust and Saltzman Partners, both of whom are significant stockholders of the Company and own a significant portion of the outstanding Debentures and/or 4% Promissory Notes, have presented to the Company the following proposal relating to the exchange of Debentures and 4% Promissory Notes for common stock of the Company: they, along with certain other holders of the Debentures, would exchange their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33; and they, along with certain other holders of the 4% Promissory Notes, would exchange their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest would be paid in cash at the time of such exchange). The consummation of the exchange transaction for the Debentures would be contingent upon the participation in such exchange by the holders of at least 50% of the principal amount of the outstanding Debentures; and the consummation of the exchange transaction for the 4% Promissory Notes would be contingent upon the participation in such exchange by the holders of at least 75% of the principal amount of the outstanding 4% Promissory Notes. Together, Tudor Trust and Saltzman Partners currently own approximately 40% of the principal amount of the outstanding Debentures and 46% of the principal amount of the outstanding 4% Promissory Notes. The Board of Directors of the Company has voted to accept the terms of the exchange proposal made by Tudor Trust and Saltzman Partners and to proceed with such exchange transactions, assuming the requisite number of holders of the Debentures and 4% Promissory Notes agree to the terms of such exchanges. While the Company believes that such exchange transactions would be very beneficial to the Company and its stockholders and would significantly improve the Company's balance sheet and liquidity position, there can be no assurance that such exchange transactions will be consummated.

   The Company anticipates that its cash requirements for the first part of fiscal 1997 will be satisfied from its present cash balances, cash flow from existing operations, and its credit line, assuming the continued forbearance by the Debentureholders. Despite the progress made during the past fiscal year, the Company can give no assurance on the outcome of its debt restructuring efforts. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

   The Company's long term liquidity needs cannot reasonably be determined at this time principally because these needs are dependent, in a large part, upon the outcome of the Company's attempt to convert into equity its outstanding Debentures and 4% Promissory Notes and the ability of the Company to obtain financing to repay or otherwise restructure the remaining outstanding 15% Promissory Notes. While the Company remains confident about its future, it can give no assurance regarding the ultimate success of its strategy.

   Interest expense amounted to $807,000, $528,000, and $573,000, in fiscal 1996, 1995, and 1994, respectively.

                                 INCOME TAXES

   For fiscal years 1996, 1995, and 1994 the Company was not required to provide for income taxes and had no effective income tax rate due to the utilization of net operating loss carryforwards. The Company was not required to make an alternative minimum tax payment in fiscal 1996. Payments of alternative minimum taxes amounted to $14,000 and $46,000 in fiscal 1995 and 1994, respectively.

   As of March 31, 1996, the Company had net operating loss carryforwards of $49,014,000 expiring at various dates through fiscal 2011, investment tax credits of $150,000 expiring at various dates through fiscal 2002, and research and development credits of $1,439,000 expiring at various dates through fiscal 2009. These items are available to reduce future income taxes payable.

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

   As of March 31, 1996, 1995, and 1994 the Company's deferred tax assets of approximately $20,214,000, $18,343,000 and $18,440,000, respectively, consisted primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets.

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

   At the 1994 Annual Meeting of Stockholders on September 22, 1994, the stockholders of the Company approved an amendment to the Company's 1992 Stock Option Plan increasing the number of shares for which options may be granted from 1,000,000 to 2,000,000.

   The following sets forth certain information relating to the 1982 Stock Option Plan and the 1992 Stock Option Plan for the years ended March 31,1994, 1995, and 1996:


                                          SHARES          PRICE
- -------------------------------------- ----------- ---------------
Options outstanding at March 31, 1993  1,508,272       $0.31 -$13.75
   Granted                                15,000           0.19
   Cancelled                            (496,522)       0.19 - 6.75
   Exercised                                  --             --
Options outstanding at March 31, 1994  1,026,750        0.19 -13.75
   Granted                               297,500        0.19 - 0.53
   Cancelled                             (98,633)       0.31 - 0.38
   Exercised                                  --             --
Options outstanding at March 31, 1995  1,225,617        0.19 -13.75
   Granted                               277,293     0.52 - 0.95
   Cancelled                            (237,895)       0.19 -13.75
   Exercised                             (94,660)      0.19 - 0.38
Options outstanding at March 31, 1996  1,170,355   $ 0.19 -$5.00


  Options were exercisable for 729,095 and 683,308 shares of Common Stock at March 31, 1995 and 1996, respectively. At March 31, 1995 and 1996, options for the purchase of 1,074,594 and 979,906 shares of Common Stock, respectively, were available for future grants under the 1992 Stock Option
Plan. At March 31, 1996, there were 2,150,261 shares of Common Stock reserved for issuance under these Plans.
   On October 21, 1992, the 1992 Director Stock Option Plan was approved by stockholders of the Company. Under this Plan, options to purchase up to a total of 150,000 shares of Common Stock may be granted to outside directors of the Company. On March 31, 1993, an option for 20,000 shares of Common Stock at an exercise price of $0.25 per share (the fair market value of the
  Common Stock on the date of grant) was granted to each of the four outside directors of the Company. Each outside director who is initially elected to the Board of Directors after March 31, 1993 will also be granted an option for 20,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option becomes exercisable in five equal annual installments beginning on the date of grant, provided that all outstanding options will become exercisable in full in the event of a "change in control" of the Company (as defined in the Plan) which is not approved by the Board of Directors. In general, an optionholder may exercise his option, to the extent vested, only while he is a director of the
    Company and for up to three months thereafter. In connection with the adoption of the 1992 Director Stock Option Plan, the Company terminated the
    1989 Director Stock Option Plan. In addition, each of the four outside directors who received options under the 1992 Director Stock Option Plan on March 31, 1993 surrendered for cancellation the option held by him under the
1989 Director Stock Option Plan.
On January 8, 1990, the Board of Directors granted options to purchase 42,500 shares of the Company's Common Stock to former officers of the Company. These non-qualified stock options were granted outside the Company's 1982 Stock
   Option Plan at an exercise price of $2.50 per share and are immediately exercisable. At March 31, 1996, there were 42,500 shares reserved for issuance for these options.

   Stock Purchase Plan


   In 1990, the Board of Directors adopted and the stockholders approved the Company's 1990 Employee Stock Purchase Plan (the "1990 Purchase Plan"). The 1990 Purchase Plan covers an aggregate of up to 420,000 shares of Common Stock to be issued and sold to participating employees of the Company through a series of six overlapping one-year offerings, commencing six months apart, beginning August 1, 1990 and ending January 31, 1994. The 1990 Purchase Plan was administered by the Compensation Committee and was intended to qualify as an "employee stock purchase plan" within the meaning of Section 423 of the Internal

Revenue Code. All employees who have been employed by the Company (or a qualifying subsidiary) for 30 days on the date an offering under the 1990 Purchase Plan commences and who ordinarily work more than 20 hours per week and more than five months per year were eligible to participate in that offering. The price at which the shares were offered is 85% of the fair market value of the Common Stock on the date such offering commences or the date such offering terminates, which-ever is lower. Each employee could elect to have up to 10% of his base pay withheld and applied toward the purchase of shares in such offering. The 1990 Purchase Plan terminated January 31, 1994.

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


PROFIT-SHARING AND SAVINGS PLANS

   Employee Stock Ownership Plan


   In fiscal 1990, the Company created the Xyvision, Inc. Employee Stock Ownership Plan and Trust (the "Trust") and entered into a Term Loan Agreement with the Trust whereby the Trust borrowed $1,800,000 from the Company and paid the proceeds to the Company to purchase 400,000 shares of the Company's Common Stock at $4.50 per share. The loan, with an interest rate of prime plus one-half of one percent, is to be repaid over seven years in equal annual installments of approximately $257,000. The Company is required to make equal annual contributions to the Trust in the amounts of the Trust's annual principal installments. The Company also makes monthly contributions to the Trust which uses such funds to pay monthly interest installments to the Company. The Plan covers substantially all employees and, as principal payments are made on the term loan, shares held by the Trust are allocated to eligible employees. Payments of approximately $257,000 were made to the Trust in each of the fiscal years 1996, 1995, and 1994, respectively, which the Trust applied against its loan to the Company. These payments caused an allocation to the eligible employees of 57,143 shares of the Company's Common Stock in each of fiscal 1996, 1995, and 1994.

   The Company charged $257,000 per year to operations for contributions to this Trust in fiscal 1996, 1995, and 1994.

   Savings Plan

   The Company has a 401(k) Savings Plan under which employees may voluntarily defer a portion of their compensation and the Company matches a portion of the employee deferral. All employees employed within the United States with at least one year of continuous service are eligible for the Plan. Company contributions vest 100% immediately. The Company's contributions to this Plan and charges to expense amounted to $65,000, $58,000, and $56,000 in fiscal 1996, 1995, and 1994, respectively.

COMMITMENTS AND CONTINGENCIES

   Leases

   At March 31, 1996, the Company was committed under operating leases, principally for building and office space. Certain leases require the payment of expenses under escalation clauses. The major facilities lease is for a two year term.

   Future minimum lease payments under all noncancelable leases as of March 31, 1996 are as follows:

 Fiscal Year
- -------------
1997           1,136,000
1998             959,000
1999              95,000
2000              95,000
2001              95,000
Thereafter       323,000
  Total       $2,703,000


   Rental expense under all operating leases was approximately $1,200,000, $1,185,000, and $1,221,000 in fiscal 1996, 1995, and 1994, respectively.

   Employment Agreements


   The Company has entered into employment agreements with certain of its executive officers which provide for the payment to these executives of up to twelve months of compensation and the continuation of certain benefits if there is a change in control of the Company (as defined) or if employment is terminated without cause. The maximum contingent liability, at March 31, 1996, under these agreements was approximately $300,000.


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

                       MAJOR CUSTOMERS AND EXPORT SALES

   No single customer accounted for more than 10% of revenues in fiscal 1996, 1995, or 1994.

   Export sales to unrelated customers outside of the United States for fiscal 1996, 1995, and 1994 were as follows:


                    Fiscal 1996     Fiscal 1995 Fiscal 1994
- --------------- ------------- ------------- -------------
Western Europe  $1,127,000    $1,221,000    $1,319,000
Asia             1,337,000     1,043,000       396,000
Australia          160,000       254,000       219,000
 Total          $2,624,000    $2,518,000    $1,934,000


Related Parties
    The Company has an agreement to pay consulting fees, which amounted to $194,000, $148,000, and $162,000 in fiscal 1996, 1995 and 1994, respectively, to T.H. Conway and Associates, Inc. These amounts are in lieu of salary and benefit payments to Mr. Conway. Mr. Conway, President, Chief Executive Officer and Director of the Company, is the President and owner of this firm.

   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not Applicable.

                                   PART III

   Directors and Executive Officers of the Registrant

   Information required by this item (i) will be included in the table under the heading "Election of Directors" in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement"), which table is incorporated herein by reference, and (ii) is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

   Executive Compensation

   Information required by this item will be included under the headings "Election of Directors -- Director Compensation; -- Executive Compensation"; and "Agreements with Senior Executives" in the 1996 Proxy Statement, which sections are incorporated herein by reference.

   Security Ownership of Certain Beneficial Owners and Management

   Information required by this item will be included under the heading "Beneficial Ownership of Common Stock" in the 1996 Proxy Statement, which section is incorporated herein by reference.

   Certain Relationships and Related Transactions

   Information required by this item will be included under the heading "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the 1996 Proxy Statement, which section is incorporated herein by reference.

                                   PART IV

   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (1) Financial Statements


   The following financial statements of Xyvision are included in Part II,
Item 8.


                                                                    PAGE(S) IN
                                                                     FORM 10-K
Report of Independent Accountants ......................................... 16
Consolidated Balance Sheets--March 31, 1996 and 1995 ...................... 17
Consolidated Statements of Operations
 for the years ended March 31, 1996, 1995 and 1994 ........................ 18
Consolidated Statements of Cash Flows
 for the years ended March 31, 1996, 1995 and 1994......................... 19
Consolidated Statements of Changes in Stockholders' Deficit
 for the years ended March 31, 1994, 1995 and 1996 ........................ 20
Notes to Consolidated Financial Statements ............................. 21-32

   (2) Financial Statement Schedules

   Financial statement schedules have been omitted because they are either not required, not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

   Reports on Forms 8-K

   No reports on Form 8-K were filed for the last quarter of the Company's fiscal year ended March 31, 1996.

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


XYVISION, INC.
                                    DATE:
                                JUNE 28, 1996
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
                               EUGENE P. SENETA
       VICE PRESIDENT, CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
    REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
           REGISTRANT AND IN THE CAPACITIES ON THE DATE INDICATED.


 Signature               Title                          Date
                         Vice President, Chief
                         Financial Officer, Treasurer
Eugene P. Seneta         and Secretary
- ------------------------
Thomas H. Conway         Director                      June 28, 1996
- ------------------------
Leland S. Kollmorgen     Director
- ------------------------
James L. McKenney        Director
- ------------------------
James S. Saltzman        Director
- ------------------------

                                XYVISION, INC.
                        COMMISSION FILE NUMBER 0-14747
                                  FORM 10-K
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                              INDEX TO EXHIBITS


 Exhibit Number                                          Description                                        Page

- -----------------------------------------------------------------------------------------------------------------
*3.1             - Restated Certificate of Incorporation of the Company
+++3.2           - Certificate of Amendment No. 6 to Certificate of Incorporation of the Company
+++3.3           - Certificate of Amendment to Certificate of Incorporation
                 - Certificate of Designation to Certificate of Incorporation of the Company designating
+++3.4           Series B Preferred Stock
******3.5        - Amended and Restated By-laws of the Company as amended
                 - Indenture dated as of May 5, 1987 between the Company and Bankers Trust Company, as
                 Trustee, regarding the Company's $25,000,000 principal amount of 6% Convertible
***4.1           Subordinated Debentures Due 2002
                 - Rights Agreement, dated as of October 19, 1988, between Xyvision, Inc. and the
****4.2          Connecticut Bank and Trust Company, N.A.
                 - Amendment No. 1, dated January 8, 1992, to Rights Agreement between Xyvision, Inc. and
++4.3            Mellon Bank, N.A. (formerly Connecticut Bank and Trust Company, N.A.)
                 - Amendment No. 2, dated September 16, 1992, to Rights Agreement between Xyvision, Inc.
4.4              and Mellon Bank, N.A. (formerly Connecticut Bank and Trust Company, N.A.)
                 - Amendment No. 3, dated January 2, 1996, to Rights Agreement between Xyvision, Inc. and
4.5              Mellon Bank, N.A. (formerly Connecticut Bank and Trust Company, N.A.)
0++10.1          - 1992 Stock Option Plan
                 - Lease dated April 3, 1985 for the Company's premises at 101 Edgewater Drive, Wakefield,
** 10.2          Massachusetts, between Edward Callan and the Company (the "Edgewater Lease")
X 10.3           - Form of Lease Amendment No. 2 to the Edgewater Lease
 10.4            - Form of Sublease Agreement to the Amended Edgewater Lease
                 - Secured Advance Facility Loan Agreement between the Company and Tudor Trust dated July
X 10.5           2, 1992, as amended to date
                 - Second Amendment dated February 29, 1996, to the Amended Secured Advance Facility Loan
 10.6            Agreement between the Company and Tudor Trust
                 - Third Amendment dated May 31, 1996, to the Amended Secured Advance Facility Loan
 10.7            Agreement between the Company and Tudor Trust
0****** 10.8     - Severence Program for Executive Committee Corporate Officers
0****** 10.9     - Employee Severence Benefit Program
0******10.10     - Employee Stock Ownership Plan and Trust
0*****10.11      - 1992 Director Stock Option Plan
                 - Lease Termination Agreement dated April 25, 1991 for the Company's premises at 5
+ 10.12          Centennial Park, Peabody, Massachusetts, between the Company and JMS Realty Trust
XX 10.13         - Form of Exchange Agreement for 15% Promissory Notes
0 10.14          - Letter Agreement effective October 1, 1993 between the Company and Thomas H. Conway
+ 21.1           - List of Subsidiaries
23.1             - Consent of Independent Accountants

- -----------------------------------------------------------------------------------------------------------------

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

                                XYVISION, INC.
                        COMMISSION FILE NUMBER 0-14747
                                  FORM 10-K
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                          INDEX TO EXHIBITS (CONT'D)


 Exhibit
 Number                                                  Description                                             Page

- -----------------------------------------------------------------------------------------------------------------
            Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended
+           March 31, 1991.
            Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended
++          March 31, 1992.
            Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended
+++         March 31, 1993.
            Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to
0           Items 14(a) and 14(c) of Form 10-K.
            Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended
X           March 31, 1994.
            Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter
XX          ended September 30, 1994.