Form 10-K/A
period 1996-03-31
XYVISION INC
filed 1996-07-11
CIK 721080

- -----------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 AMENDMENT #1
                                 FORM 10-K/A
            Annual Report Pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934 (fee required)
                   For the fiscal year ended March 31, 1996
                         Commission File No. 0-14747
                                XYVISION, INC.
            (Exact name of Registrant as specified in its charter)


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

   Research and development expenses, including capitalized software development costs, were $4,586,000, $4,410,000 and $4,512,000 for fiscal 1994, 1995 and 1996, respectively. These amounts represented 19%, 18%, and 20% of revenues, respectively. Capitalized software costs were $1,389,000, $1,413,000 and $1,087,000 in fiscal 1994, 1995 and 1996, respectively. The decrease in research and development expenditures from fiscal 1994 to fiscal 1995 was primarily due to the completion of major projects and cost control efforts. The increase in research and development expenditures from fiscal 1995 to fiscal 1996 was mainly the result of increased headcount and its associated costs. Research and development costs, excluding capitalized software development costs, were 13%, 12% and 15% of revenues during fiscal 1994, 1995 and 1996, respectively.

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

   At March 31, 1996, the Company had a $4,000,000 line of credit with Tudor Trust, a shareholder in the Company. The line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. Interest on the line of credit is payable monthly. The line of credit is scheduled to expire on December 31, 1997. On March 31, 1996, $3,400,000 was outstanding under this credit line.

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

Item 8. Financial Statements and Supplementary Data

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

                                                     COOPERS & LYBRAND, L.L.P.
Boston, Massachusetts
June 28, 1996

                                XYVISION, INC.
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1996 AND 1995


 ASSETS                                                         1996           1995
Current assets:
Cash  and cash equivalents                                  $    332,021   $    174,289
Accounts receivable:  Trade, less allowance for doubtful
 accounts of   $938,000 at March 31, 1996 and $711,000 in
 1995                                                          5,888,849      7,860,775
Inventories                                                      376,702        188,251
Other current assets                                             756,040      1,173,339
Total current assets                                           7,353,612      9,396,654

 Property and equipment, net                                     724,089      1,217,799
Other assets, net, principally capitalized software costs      2,203,003      2,522,159
Total assets                                                $ 10,280,704   $ 13,136,612

 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Note payable to shareholder                                 $  3,400,000   $  1,100,000
Current portion of long-term debt                              4,063,597      5,175,906
Accounts payable and accrued expenses                          3,587,539      3,664,855
Other current liabilities                                      3,053,408      2,656,157
Total current liabilities                                     14,104,544     12,596,918
Long-term debt                                                 5,420,500      4,655,255
Total liabilities                                             19,525,044     17,252,173

 Commitments and contingencies                                        --             --

 Stockholders' deficit:
Series preferred stock, $1.00 par value; 2,700,000 shares
  authorized; no shares issued                                        --             --
Series B Preferred Stock, $1.00 par value: 300,000 shares
  authorized; 222,943 issued in March, 1996 and 189,875
   issued in March, 1995 (aggregate liquidation preference
 of    $2,786,788 and $2,373,438, respectively)                  222,943        189,875
Common stock, $.03 par value; 20,000,000 shares authorized;
  9,300,037 issued in 1996 and 9,218,962 issued in 1995          279,001        276,569
Additional paid-in capital                                    41,262,004     41,176,900
Accumulated deficit                                          (49,599,009)   (43,806,103)
                                                              (7,835,061)    (2,162,759)
Less: Treasury stock, at cost; 477,865 shares in March,
 1996 and  573,325 shares in March, 1995                       1,172,137      1,458,517
Receivable from employee stock ownership plan                    237,142        494,285
Total stockholders' deficit                                   (9,244,340)    (4,115,561)
Total liabilities and stockholders' deficit                 $ 10,280,704   $ 13,136,612


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


  Options were exercisable for 729,095 and 683,308 shares of Common Stock at March 31, 1995 and 1996, respectively. At March 31, 1995 and 1996, options for the purchase of 1,074,594 and 979,906 shares of Common Stock, respectively, were available for future grants under the 1992 Stock Option
Plan. At March 31, 1996, there were 2,150,261 shares of Common Stock reserved for issuance under these Plans.
   On October 21, 1992, the 1992 Director Stock Option Plan was approved by stockholders of the Company. Under this Plan, options to purchase up to a total of 150,000 shares of Common Stock may be granted to outside directors of the Company. On March 31, 1993, an option for 20,000 shares of Common Stock at an exercise price of $0.25 per share (the fair market value of the
  Common Stock on the date of grant) was granted to each of the four outside directors of the Company. Each outside director who is initially elected to the Board of Directors after March 31, 1993 will also be granted an option for 20,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option becomes exercisable in five equal annual installments beginning on the date of grant, provided that all outstanding options will become exercisable in full in the event of a "change in control" of the Company (as defined in the Plan) which is not approved by the Board of Directors. In general, an optionholder may exercise his option, to the extent vested, only while he is a director of the
    Company and for up to three months thereafter. In connection with the adoption of the 1992 Director Stock Option Plan, the Company terminated the
    1989 Director Stock Option Plan. In addition, each of the four outside directors who received options under the 1992 Director Stock Option Plan on March 31, 1993 surrendered for cancellation the option held by him under the
1989 Director Stock Option Plan.
On January 8, 1990, the Board of Directors granted options to purchase 42,500 shares of the Company's Common Stock to former officers of the Company. These non-qualified stock options were granted outside the Company's 1982 Stock
   Option Plan at an exercise price of $2.50 per share and are immediately exercisable. At March 31, 1996, there were 42,500 shares reserved for issuance for these options.
In October 1995, the Financial Accounting Standards Board issued Statement of
                          Financial Accounting Stan-
 dards No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal year 1997. The
  Company has determined that it will elect the disclosure-only alternative.
                       The Company will be required to
   disclose the pro forma net income or loss and per share amounts in the notes to the financial statements using the fair value
- -----------------------------------------------------------------------------
based method beginning in fiscal 1997 with comparable disclosures for fiscal 1996. The Company has not determined the
- -----------------------------------------------------------------------------
impact of these pro forma adjustments.

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


XYVISION, INC.
                                    DATE:
                                JUNE 28, 1996
                             /S/ EUGENE P. SENETA
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
                               EUGENE P. SENETA
       VICE PRESIDENT, CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
    REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
           REGISTRANT AND IN THE CAPACITIES ON THE DATE INDICATED.


 Signature                    Title                          Date
                              Vice President, Chief
 /s/ Eugene P. Seneta Eugene  Financial Officer, Treasurer
 P. Seneta                    and Secretary
 /s/ Thomas H. Conway Thomas
 H. Conway                    Director                      June 28, 1996
 /s/ Leland S. Kollmorgen
 Leland S. Kollmorgen         Director
 /s/ James L. McKenney James
 L. McKenney                  Director
 /s/ James S. Saltzman James
 S. Saltzman                  Director

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE
     SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

XYVISION, INC.
                                    DATE:
                                JULY 11, 1996
                             /S/ EUGENE P. SENETA
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
                               EUGENE P. SENETA
       VICE PRESIDENT, CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY

                                XYVISION, INC.
                        COMMISSION FILE NUMBER 0-14747
                                  FORM 10-K
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                              INDEX TO EXHIBITS


 Exhibit Number                                           Description                                         Page

- -----------------------------------------------------------------------------------------------------------------
*3.1             - Restated Certificate of Incorporation of the Company
+++3.2           - Certificate of Amendment No. 6 to Certificate of Incorporation of the Company
3.3              - Certificate of Amendment to Certificate of Incorporation
                 - Certificate of Designation to Certificate of Incorporation of the Company designating
3.4              Series B Preferred Stock
******3.5        - Amended and Restated By-laws of the Company as amended
                 - Indenture dated as of May 5, 1987 between the Company and Bankers Trust Company, as
                 Trustee, regarding the Company's $25,000,000 principal amount of 6% Convertible Subordinated
***4.1           Debentures Due 2002
                 - Rights Agreement, dated as of October 19, 1988, between Xyvision, Inc. and the Connecticut
****4.2          Bank and Trust Company, N.A.
                 - Amendment No. 1, dated January 8, 1992, to Rights Agreement between Xyvision, Inc. and
++4.3            Mellon Bank, N.A. (formerly Connecticut Bank and Trust Company, N.A.)
                 - Amendment No. 2, dated September 16, 1992, to Rights Agreement between Xyvision, Inc. and
4.4              Mellon Bank, N.A. (formerly Connecticut Bank and Trust Company, N.A.)
                 - Amendment No. 3, dated January 2, 1996, to Rights Agreement between Xyvision, Inc. and
4.5              Mellon Bank, N.A. (formerly Connecticut Bank and Trust Company, N.A.)
0++10.1          - 1992 Stock Option Plan
                 - Lease dated April 3, 1985 for the Company's premises at 101 Edgewater Drive, Wakefield,
** 10.2          Massachusetts, between Edward Callan and the Company (the "Edgewater Lease")
X 10.3           - Form of Lease Amendment No. 2 to the Edgewater Lease
 10.4            - Form of Sublease Agreement to the Amended Edgewater Lease
                 - Secured Advance Facility Loan Agreement between the Company and Tudor Trust dated July 2,
X 10.5           1992, as amended to date
                 - Second Amendment dated February 29, 1996, to the Amended Secured Advance Facility Loan
 10.6            Agreement between the Company and Tudor Trust
                 - Third Amendment dated May 31, 1996, to the Amended Secured Advance Facility Loan Agreement
 10.7            between the Company and Tudor Trust
0****** 10.8     - Severence Program for Executive Committee Corporate Officers
0****** 10.9     - Employee Severence Benefit Program
0******10.10     - Employee Stock Ownership Plan and Trust
0*****10.11      - 1992 Director Stock Option Plan
                 - Lease Termination Agreement dated April 25, 1991 for the Company's premises at 5
+ 10.12          Centennial Park, Peabody, Massachusetts, between the Company and JMS Realty Trust
XX 10.13         - Form of Exchange Agreement for 15% Promissory Notes
0 10.14          - Letter Agreement effective October 1, 1993 between the Company and Thomas H. Conway
+ 21.1           - List of Subsidiaries
23.1             - Consent of Independent Accountants
27               - Financial Data Schedule

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