Form 10-K/A
period 1996-03-31
XYVISION INC
filed 1996-07-30
CIK 721080

                                                   PART III

Item 10, Item 11, Item 12 and Item 13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 are hereby amended and restated in their entirety as set forth below:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by this item (i) is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers and Management of the Company", and (ii) is set forth below:

                               CLASS I DIRECTOR

   JAMES S. SALTZMAN, age 52, has been the General Partner of Saltzman Partners, an investment firm, since 1982. He served as Chairman of the Board of Directors of the Company from February 1994 to February 1995. He has been a director of the Company since 1992.

                              CLASS II DIRECTOR

   THOMAS H. CONWAY, age 57, has been Chief Executive Officer of the Company since 1991, President of the Company since December 1995 and from 1991 to February 1994 and President of T.H. Conway and Associates, Inc., a management consulting firm specializing in corporate operational and financial remediation, since July 1993. From 1985 to June 1993, he was President of Conway and Youngman, a management consulting firm. He has been a director of the Company since March 1993 (at which time he was elected to fill a vacancy in the Class II Directors) and has been Chairman of the Board of Directors since February 1995.

   Prior to joining the Company in August 1991, Mr. Conway served as interim Chief Executive Officer of Smart Names, Inc. A petition for involuntary bankruptcy under Chapter 7 was filed against Smart Names, Inc. in the Bankruptcy Court for the State of Maryland on February 28, 1992.

                             CLASS III DIRECTORS

   LELAND S. KOLLMORGEN, age 69, has been the President of TLK Inc., a business consulting firm, since 1983 and is a self-employed consultant. Rear Admiral Kollmorgen (USN, Retired) is a consultant and former Chief of Naval Research to the United States Navy. He has been a director of the Company since 1988.

   JAMES L. MCKENNEY, age 67, has been the John J. McLean Professor of Business Administration at Harvard University since 1960. Mr. McKenney has been a director of the Company since November 1994.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Based solely on its review of copies or reports filed by reporting persons of the Company pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company believes that all filings required to be made by reporting persons of the Company were timely made in accordance with the requirements of the Exchange Act, except that Mr. Borin filed his Form 3 four months late and Mr. Woods filed his Form 3 two months late.

ITEM 11. EXECUTIVE COMPENSATION.

   The information required by this item (i) is included in the first paragraph of Item 13 of Part III of this Annual Report on Form 10-K, and (ii) is set forth below:

DIRECTORS' COMPENSATION

   Directors who are not employees of the Company receive directors' fees of $2,000 per year. Such outside directors also receive fees of $500 for each Board meeting attended in person and $250 for each telephonic Board meeting, and directors who are members of Committees of the Board receive fees of $250 per Committee meeting attended, provided such Committee meeting was not held on the same day as a Board meeting. Directors are also reimbursed for expenses incurred in attending Board or Committee meetings. Directors who are employees receive no additional compensation for serving as directors.

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

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION

The following table sets forth certain information concerning the compensation, for the fiscal years indicated, of the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers during fiscal 1996 (the "Senior Executives").

                                                                             Long-Term
                                                                             Compensation
                                       Annual Compensation                   Awards
                                       ------------------------------------- --------------- ------------------
                                                                                  Options         All Other
Name and Principal Position            Fiscal Year     Salary (1) Bonus($)    (No. of shares) Compensation($)(2)
- -------------------------------------- ------------- ------------ ---------- --------------- ------------------
                                       1996          $182,200     $--        --              $---
Thomas H. Conway(3) President, Chief
 Executive Officer and Chairman of the 1995          $141,200       --         --              --
 Board of Directors                    1994          $157,250       --         --              --
                                       1996          $156,923       --         --              --
Daniel M. Clarke(4) Former President   1995          $149,654     30,000     60,000            --
 and Chief Operating Officer           1994          $131,615     20,000       --              --
                                       1996          $120,751     10,000       --            1,221
James G. Hickey Vice President,
 Customer Support, and Managing        1995          $120,751       --       25,000          1,222
 Director, Europe                      1994          $120,751     20,000       --            1,522
                                       1996          $122,135     15,000       --            1,221
Kevin J. Duffy Senior Vice President
 and General Manager, Xyvision         1995          $119,741     20,000     10,000          1,349
 Publishing Group                      1994          $115,500     20,000       --            1,304
                                       1996          $116,768       --       4,500           287
Paul J. Woods Senior Vice President    1995          $129,165       --         --            323
 and General Manager,, Contex Group    1994          $125,800       --         --            315

(1) In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Senior Executive.
(2)  Consists of Company matching contributions to 401(k) Plan.
(3) The Company pays T.H. Conway and Associates, Inc., a management consultant firm of which Mr. Conway is the President, directly for Mr. Conway's services. See "Certain Transactions."
(4) Mr. Clarke served as President and Chief Operating Officer until December 8, 1995.

OPTION GRANTS

   The following table sets forth, on an aggregated basis, the exercise of stock options during fiscal 1996 by each of the Senior Executives and the fiscal year-end value of unexercised options held by such officers.

                                                                                              Potential
                                                                                              Realizable Value
                                                                                              at Assumed Annual
                                                                                              Rates of Stock
                                                                                              Price Appreciation
                                                                                              for Option Term
                  Individual Grants                                                           (3)
Executive Officer                     ----------------------------------------------------------------
   -----------------------------------------------------------------------------------------------------------------
Number of
 Securities                           Percent of Total
 Underlying                           Options Granted to
 Options Granted                      Employees in Fiscal Exercise or Base
 (#)(1)                               Year                Price($/Sh)(2)      Expiration Date 5% ($)     10% ($)
- ----------------- ------------------- ------------------- ------------------- --------------- --------
Thomas H. Conway           --                  --                  --                 --         $--   $ --
Daniel M. Clarke            --                  --                  --                --         $ --  $ --
James G. Hickey             --                  --                  --                --         $ --  $ --
Kevin J. Duffy              --                  --                  --                --         $ --  $ --
Paul J. Woods             4,500                1.6                $0.95            8/16/05        $0   $  0

(1)  Each option becomes exercisable in equal annual installments over a five year period commencing on the date of grant.
   (2) The exercise price is equal to the fair market value on the date of grant.
   (3) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term (ten years from the date of grant). These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock and the date on which the options are exercised.

OPTION EXERCISES AND HOLDINGS

   The following table sets forth certain information concerning grants of stock options during fiscal 1996 to each of the Senior Executives.

                                                            Number of Shares Underlying
                                                            Unexercised Options at Fiscal     Value of Unexercised In-the-Money
                     Shares Acquired on                     Year-End                          Options at Fiscal Year-End(1)
Name                 Exercise            Value Realized
   ----------------------------------------------------------------------------------------------------------------- -------------
      ----------------------------------------------------------------------------------------------------
Exercisable          Unexercisable       Exercisable                                                          Unexercisable
- -------------------- ------------------- ------------------ ---------------
Thomas H. Conway               0                  $0             300,000         0            $    0          $    0
Daniel M. Clarke            80,000              0  (2)              0            0                 0               0
James G. Hickey                0                  0              82,640     42,360             1,130           4,520
Kevin J. Duffy                 0                  0              71,801     38,199               560           2,240
Paul J. Woods                  0                  0              15,500      4,500                 0               0

   (1) Based on the fair market value of the Common Stock on March 31, 1996 ($.31 per share).
 (2) Based upon the fair market value of the Common Stock on January 1, 1996 ($.34375 per share) and on March 2, 1996 ($.26875 per share), the dates of option exercise, less the applicable option exercise prices, Mr. Clarke had a net loss of approximately $3,820.

AGREEMENTS WITH SENIOR EXECUTIVES

   In 1990, the Company entered into agreements with Messrs. Clarke and Hickey entitling such individuals to benefits under the Company's Severance Program for Executive Committee Corporate Officers. Under this Program, an employee whose employment is terminated by the Company involuntarily without "cause" (as defined in the Program) is entitled to (i) a severance payment in the amount of three months salary; (ii) if he has not obtained other employment within three months after his employment termination date, bi-weekly salary payments for an additional period from such date until the earlier of one year after his employment termination date or the date on which he obtains other employment; and (iii) a continuation of medical, dental and insurance benefits until the earlier of one year after his employment termination date or the date on which he obtains other employment. In addition, an employee whose employment terminates for any reason, whether voluntary or involuntary, within three months following a "change in control" (as defined in the Program) is entitled to receive the benefits described above, and all outstanding stock options held by the employee shall immediately become exercisable in full. The Program remains in effect for so long as such individuals are employed by the Company (although post-employment benefits expire one year after employment termination). Mr. Clarke left the employ of the Company in December 1995 and is receiving benefits under this Program.

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

   The Company's employment agreement with T.H. Conway and Associates, Inc. and Thomas H. Conway, Chief Executive Officer of the Company, is described below under the heading "Certain Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

   The following table sets forth the beneficial ownership of the Company's Common Stock as of May 31, 1996 (i) by each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) by each director, (iii) by each of the executive officers named in the Summary Compensation Table set forth under the caption "Executive Compensation" below, and (iv) by all current directors and executive officers as a group.

                                                            Number of Shares     Percentage of
                                                              Beneficially        Common Stock
Name and Address                                                Owned(1)         Outstanding(2)
5% Stockholders
Tudor Trust(3 c/o Braverman Codron & Company 450 N.
 Roxbury Avenue Los Angeles, CA 90210                    5,483,958            41.7%
James S. Saltzman(4) General Partner Saltzman Partners
 621 E. Germantown Pike Plymouth Valley, PA 19401        1,656,011            18.5%
Other Directors
Thomas H. Conway(5).                                     325,000              3.6%
Leland S. Kollmorgen(6)                                  20,000               *
James L. McKenney(7)                                     8,000                *
Other Senior Executives
                                                                              1.0%

Daniel M. Clarke                                         89,644

James G. Hickey (8)                                      87,640               1.0%
Kevin J. Duffy(9)                                        73,876                *
Paul J. Woods(10).                                       15,500                *
All directors and officers as a group (9 persons)(11)    2,205,177            23.3%

- --------------------------------------------------------

   * Less than 1%

   (1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares. Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise indicated. For purposes of this table, each person or entity listed is included as beneficially owning any shares issuable upon the conversion of the Series B Stock or upon the exercise of stock options or warrants that are currently exercisable or exercisable within 60 days after May 31, 1996.

   (2) Number of shares deemed outstanding includes 8,844,099 shares outstanding as of May 31, 1996, plus any shares issuable upon conversion of Series B Stock or subject to options or warrants held by the person or entity in question that are currently exercisable or exercisable within 60 days following May 31, 1996.

   (3) Includes 4,200,000 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants and 117,458 shares of Common Stock issuable upon conversion of Series B Stock. See "Certain Transactions" regarding additional shares which may be acquired by Tudor Trust. Does not include warrants for an aggregate of 10,000,000 shares of Common Stock of the Company issued to Tudor Trust on June 13, 1996, of which warrants for 3,275,000 shares are currently exercisable and of which warrants for 6,725,000 shares will be exercisable upon stockholder approval, and the filing, of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares.

   (4) Includes 20,000 shares of Common Stock subject to stock options and 93,372 shares of Common Stock issuable upon conversion of Series B Stock owned by Saltzman Partners, of which Mr. Saltzman is the General Partner.

   (5) Includes 300,00 shares subject to stock options.

   (6) Includes 19,000 shares subject to stock options.

   (7) Includes of 8,000 shares subject to stock options.

   (8) Includes of 87,640 shares subject to stock options.
  (9) Includes 73,801 shares subject to stock options.
 (10) Consists of 15,500 shares subject to stock options.
 (11) Includes a total of 543,091 shares subject to stock options and 93,372 shares issuable upon conversion of Series B Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

   Under an employment agreement with Thomas H. Conway, Chief Executive Officer of the Company, effective October 1, 1993, the Company has agreed to pay Mr. Conway the sum of $9,000 per month, plus reasonable out of pocket expenses, plus $200 per hour for each hour of services rendered to the Company in excess of 45 hours per week. This cash compensation is in lieu of all non-cash benefits employees of the Company normally receive (such as health insurance benefits and vacation time). This agreement also provides that Mr. Conway may employ additional members of T.H. Conway and Associates, a consulting firm of which he is a principal, at specified rates, provided that the aggregate amount of compensation and reimbursement of out-of-pocket expenses paid to such employees may not exceed $50,000 per year without advance approval of the Board of Directors. In January 1996, the Company agreed to pay Mr. Conway a maximum of $20,000 per month, plus reasonable out of pocket expenses, for his services. The Company has paid Mr. Conway $20,000 per month, plus reasonable out of pocket expenses, for his services since February 1996. In fiscal 1996, the Company paid $182,200 and $4,650 to T.H. Conway and Associates, Inc. for services of Mr. Conway and its employees other than Mr. Conway, respectively, and an aggregate of $7,095 for reimbursement of expenses. In addition, each member of the Board of Directors of the Company has signed an agreement that they will not sue Mr. Conway or T.H. Conway and Associates, Inc. in connection with the performance of services to the Company except for fraud, malfeasance or gross negligence.

   Mr. Conway is a general partner of CR Management LP, which has a fifty percent equity interest in Document Management Solutions, Inc., a software integration services company serving the publishing industry. The Company paid Document Management Solutions, Inc. $64,632 in fiscal year 1996 for integration services.

   On June 30, 1992, the Company obtained a $2,000,000 line of credit with Tudor Trust, a current investor in the Company. The line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. Interest on the line of credit is payable monthly. The Company issued 400,000 shares of common stock and a common stock purchase warrant for 100,000 shares of common stock at an exercise price of $.50 per share to the Tudor Trust, for no additional consideration upon signing of the line of credit. In addition, as required by the line of credit, from September 30, 1992 through June 30, 1993, the Company granted the investor four additional common stock purchase warrants, each covering 100,000 shares of common stock. On September 28, 1993, the Company and the investor amended the line of credit. Under the terms of this amendment: (i) the amount available under the line of credit was increased from $2,000,000 to $2,500,000; (ii) annual interest rate was reduced from 13% to 10%; and (iii) the term of the line of credit was extended from June 30, 1994 to June 30, 1995. In consideration of such changes, the Company: (i) reduced the exercise price of 200,000 and 100,000 common stock purchase warrants exercisable by Tudor Trust from $.50 and $.25 per share, respectively, to $.09 per share (the fair market value of the common stock on September 28, 1993); (ii) issued 200,000 shares of common stock and a warrant to purchase 300,000 shares of common stock at an exercise price of $.09 per share to Tudor Trust for no additional consideration; and
(iii) agreed to grant the investor up to eight additional warrants, each covering 125,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of issue or $1.00 per share.

   On December 3, 1993, the Company and Tudor Trust entered into an additional amendment to the line of credit. Under the terms of this amendment, the amount available under the line of credit was increased to $3,000,000. In consideration of this change, the Company: (i) issued 100,000 shares of common stock and a warrant to purchase 500,000 shares of common stock at fair market value of the common stock on December 3, 1993; and (ii) agreed to grant Tudor Trust up to seven additional common stock purchase warrants between December 31, 1993 and June 30, 1995, each covering 200,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of grant or $1.00 per share (these warrants are in lieu of the last seven of the warrants referred to in clause
(iii) of the preceding paragraph).

   On February 29, 1996, the Company and Tudor Trust entered into an additional amendment to the line of credit. Under the terms on this amendment, the amount available under the line of credit was increased to $4,000,000 and the term of the line of credit was extended to December 31, 1997. In consideration of these changes, the Company granted the investor a common stock purchase warrant for 200,000 shares of Common Stock at an exercise price of $.10 per share (the fair market value of the Common Stock on the date of issuance of such warrant) and agreed to continue to grant the investor for each fiscal quarter for which amounts are outstanding under the credit line a Common Stock purchase warrant for 200,000 shares of Common Stock, provided that the number of shares subject to the warrant shall be 325,000 (rather than 200,000 shares in the event that the maximum amount of outstanding credit line advances on one or more dates during the quarter ending on the issue date of such warrant exceeds $3,000,000). The exercise price of the first five warrants (beginning with the warrant for the quarter ended September 30, 1995) will be at the lesser of the fair market value of the common stock on the date of the grant or $1.00 per share while the exercise price of the final five warrants will be the fair market value of the common stock on the date of the grant.

   Late in fiscal 1996, management of the Company concluded that, due principally to the significant losses from operations in the third and fourth quarters of fiscal 1996 (which amounted to approximately $1.8 million and $2.5 million, respectively), the Company's $4,000,000 credit line would be insufficient to finance the Company's cash needs during the first quarter of fiscal 1997. Accordingly, after investigating a number of alternative sources of financing, the Company entered into an amendment to its line of credit agreement with Tudor Trust, effective as of May 31, 1996, pursuant to which
(a) Tudor Trust agreed to (i) increase the maximum loan amount to $5,000,000,
(ii) reduce the interest rate on the line of credit from 10% to 8% per annum,
(iii) eliminate any borrowing covenants or conditions that would prevent the Company from accessing the full $5,000,000 of available credit, and (iv) eliminate the requirement for the issuance of additional warrants to Tudor Trust under the line of credit (which were issuable on a quarterly basis), and (b) in consideration therefor, on June 13, 1996, the Company issued to Tudor Trust warrants for 10,000,000 shares of Common Stock of the Company at an exercise price of $.10 per share (representing the fair market value of the common stock of the Company as of the date of warrant issuance). Of the warrants for 10,000,000 shares of Common Stock, warrants for 3,275,000 shares are currently exercisable and warrants for 6,725,000 shares will be exercisable upon stockholder approval, and the filing of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares. See "Amendment to Certificate of Incorporation" regarding these warrants. In connection with this line of credit amendment, Tudor Trust exercised warrants for the purchase of 2,092,500 shares of Common Stock of the Company for an aggregate purchase price of $200,000.

   On July 29, 1994, the Company entered into an exchange agreement with Saltzman Partners, Tudor Trust and certain other parties relating to the 15% Exchange Notes of the Company held by such stockholders. James S. Saltzman, the General Partner of Saltzman Partners, is a director of the Company. Saltzman Partners and Tudor Trust held 15% Exchange Notes in the principal amounts of $1,087,500 and $630,000, respectively, which they exchanged upon the terms set forth below. The Company entered into the exchange agreement in order to relieve itself of the payment obligations on the 15% Exchange Notes, which were to mature beginning September 30, 1994. Under the terms of the exchange agreement, Xyvision issued the following securities to holders of its 15% Exchange Notes in exchange for the delivery of its 15% Exchange Notes for cancellation: (i) a new promissory note in a principal amount equal to the principal amount of the 15% Exchange Note, which would mature 30 months from the date of issuance and would not bear interest; (ii) such number of shares of the Company's common stock as is determined by dividing the aggregate principal amount of the 15% Exchange Note delivered for cancellation by $10.00; and (iii) such number of shares of Series B Preferred Stock of Xyvision as is determined by dividing the accrued interest in the 15% Exchange Note delivered for cancellation by $10.00. Dividends of $.40 per share accrue annually on the Series B Preferred Stock and are payable on a quarterly basis. The Series B Preferred Stock has a liquidation preference of $12.50 per share and is convertible into Common Stock at a rate of two shares of common stock for each share of Series B Preferred Stock. Pursuant to the exchange agreement, Saltzman Partners received a 4% Exchange Note in the principal amount of $1,087,500, 108,750 shares of common stock and 46,686 shares of Series B Preferred Stock, and Tudor Trust received 4% Exchange Notes in an aggregate principal amount of $630,000, an aggregate of 63,000 shares of common stock and an aggregate of 26,113 shares of Series B Preferred Stock.

   Tudor Trust and Saltzman Partners, both of whom are significant stockholders of the Company and own a significant portion of the outstanding Debentures and/or 4% Promissory Notes, have presented to the Company the following proposal relating to the exchange of Debentures and 4% Promissory Notes for common stock of the Company; they, along with certain other holders of the Debentures, would exchange their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33; and they, along with certain other holders of the 4% Promissory Notes, would exchange their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest would be paid in cash at the time of such exchange). The consummation of the exchange transaction for the Debentures would be contingent upon the participation in such exchange by the holders of at least 50% of the principal amount of the outstanding Debentures; and the consummation of the exchange transaction for the 4% Promissory Notes would be contingent upon the participation in such exchange by the holders of at least 75% of the principal amount of the outstanding 4% Promissory Notes. Together, Tudor Trust and Saltzman Partners currently own approximately 41% of the principal amount of the outstanding Debentures and approximately 45% of the principal amount of the outstanding 4% Promissory Notes. The Board of Directors of the Company has voted to accept the terms of the exchange proposal made by Tudor Trust and Saltzman Partners and to proceed with such exchange transactions, assuming the requisite number of holders of the Debentures and 4% Promissory Notes agree to the terms of such exchanges. While the Company believes that such exchange transactions would be very beneficial to the Company and its stockholders and would significantly improve the Company's balance sheet and liquidity position, there can be no assurance that such exchange transactions will be consummated.

                                  Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A amending its Annual Report on Form 10-K for the fiscal year ended March 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.

   XYVISION, INC.
Date: July 29, 1996
By: /s/ Eugene P. Seneta
Eugene P. Seneta
Vice President, Chief
Financial Officer,
Treasurer and Secretary