Form 10-K/A
period 1996-03-31
XYVISION INC
filed 1996-07-30
CIK 721080

- -----------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 AMENDMENT #3
                                 FORM 10-K/A
            Annual Report Pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934 (fee required)
                   For the fiscal year ended March 31, 1996
                         Commission File No. 0-14747
                                XYVISION, INC.
            (Exact name of Registrant as specified in its charter)

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

   As of May 31, 1996, the registrant had 8,844,099 shares of Xyvision, Inc. Common Stock, $.03 par value, outstanding.
                     DOCUMENTS INCORPORATED BY REFERENCE
None.
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

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

(1) In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Senior Executive.
(2)  Consists of Company matching contributions to 401(k) Plan.
(3) The Company pays T.H. Conway and Associates, Inc., a management consulting firm of which Mr. Conway is the President, directly for Mr. Conway's services. See "Certain Transactions."
(4) Mr. Clarke served as President and Chief Operating Officer until December 8, 1995.

OPTION GRANTS

   The following table sets forth, on an aggregated basis, the exercise of stock options during fiscal 1996 by each of the Senior Executives and the fiscal year-end value of unexercised options held by such officers.

                                                                                              Potential
                                                                                                   Realizable
                                                                                                Value at Assumed
                                                                                              Annual Rates of
                                                                                                     Stock
                                                                                              Price Appreciation
                                                                                              for Option Term
                  INDIVIDUAL GRANTS                                                           (3)
                  Number of           Percent of Total
                  Securities          Options Granted to
                  Underlying Options  Employees in Fiscal Exercise or Base
EXECUTIVE OFFICER Granted (#)(1)      Year                Price($/Sh)(2)      Expiration Date 5% ($)     10% ($)
                  ------------------- ------------------- ------------------- --------------- -------- ---------
Thomas H. Conway           --                  --                  --                 --         $--   $ --
Daniel M. Clarke            --                  --                  --                --         $ --  $ --
James G. Hickey             --                  --                  --                --         $ --  $ --
Kevin J. Duffy              --                  --                  --                --         $ --  $ --
Paul J. Woods             4,500                1.6                $0.95            8/16/05        $0   $  0

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

                                                                                                                                <C
      >
                                                                NUMBER OF SHARES UNDERLYING          VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS AT FISCAL         IN-THE-MONEY OPTIONS
                                                                         YEAR-END             AT FISCAL YEAR-END (1)
                        SHARES ACQUIRED
NAME                      ON EXERCISE       VALUE REALIZED  EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

   Under an employment agreement with Thomas H. Conway, Chief Executive Officer of the Company, effective October 1, 1993, the Company has agreed to pay Mr. Conway the sum of $9,000 per month, plus reasonable out of pocket expenses, plus $200 per hour for each hour of services rendered to the Company in excess of 45 hours per week. This cash compensation is in lieu of all non-cash benefits employees of the Company normally receive (such as health insurance benefits and vacation time). This agreement also provides that Mr. Conway may employ additional members of T.H. Conway and Associates, Inc., a consulting firm of which he is a principal, at specified rates, provided that the aggregate amount of compensation and reimbursement of out-of-pocket expenses paid to such employees may not exceed $50,000 per year without advance approval of the Board of Directors. In January 1996, the Company agreed to pay T. H. Conway and Associates, Inc. a maximum of $20,000 per month, plus reasonable out of pocket expenses, for Mr. Conway's services. The Company has paid T. H. Conway and Associates, Inc. $20,000 per month, plus reasonable out of pocket expenses, for Mr. Conway's services since February 1996. In fiscal 1996, the Company paid $182,200 and $4,650 to T.H. Conway and Associates, Inc. for services of Mr. Conway and its employees other than Mr. Conway, respectively, and an aggregate of $7,095 for reimbursement of expenses. In addition, each member of the Board of Directors of the Company has signed an agreement that they will not sue Mr. Conway or T.H. Conway and Associates, Inc. in connection with the performance of services to the Company except for fraud, malfeasance or gross negligence.

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

   XYVISION, INC.
Date: July 30, 1996
By: /s/ Eugene P. Seneta
Eugene P. Seneta
Vice President, Chief
Financial Officer,
Treasurer and Secretary