Form 10-K/A
period 1996-03-31
XYVISION INC
filed 1996-08-02
CIK 721080

- -----------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 AMENDMENT #4
                                 FORM 10-K/A
            Annual Report Pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934 (fee required)
                   For the fiscal year ended March 31, 1996
                         Commission File No. 0-14747
                                XYVISION, INC.
            (Exact name of Registrant as specified in its charter)


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

   As of May 31, 1996, the registrant had 8,844,099 shares of Xyvision, Inc. Common Stock, $.03 par value, outstanding.
                     DOCUMENTS INCORPORATED BY REFERENCE
None.
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                                    PART I
 ITEM I TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K IS HEREBY AMENDED AND
             RESTATED TO READ IN ITS ENTIRETY AS SET FORTH BELOW.


ITEM 1. BUSINESS

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

   New XPP customers in fiscal 1996 include the British Medical Association, Cotter/True Value, Hearst Motor Co., and IBM worldwide. The Company believes that the interest in Xyvision Production Publisher continues due to its superior automation capabilities and to a fewer number of competitors in the high-end publishing system arena.

   In fiscal 1996, the Company continued its effort to broaden geographic distribution of its Contex product line. This program, called Contex Prepress Partners(Trademark), had an objective of establishing a worldwide network of value added resellers with appropriate applications support and systems integration skills to resell Contex and complementary products and services to customers in their territory. In fiscal 1996, the Company was able to add Contex Prepress Partners in Korea, South Africa, additional countries in Europe, and additional regions in the United States.

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

   For a further discussion of the line of credit, the Debentures and other debt of the Company, please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

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


   Xyvision Production Publisher (XPP) shortens production cycles and reduces costs by automating composition and pagination of high-volume, typographically-demanding documents. XPP offers a powerful solution for corporate and commercial publishers who want to streamline and automate the production of complex documents--from the input of text and graphics to the output of fully composed and paginated pages, film separations, or electronic output. Advanced features include batch composition, interactive Display PostScript editor, automatic import and placement of graphics, spot and process color specification, powerful tabular and math composition, extensive footnoting capabilities, automatic looseleaf composition, commercial-quality typographic controls, and output in multiple formats including HTML for the World Wide Web and PDF-enabled PostScript for Adobe Acrobat.

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

TECHNICAL DOCUMENTATION is produced by corporations and product manufacturers in support of a product or service. The application segment includes aerospace, automotive, heavy equipment, computers, electronics, and transportation companies who publish such documents as maintenance manuals, transportation directories, and software documentation. These publications often have a long shelf life, need frequent revisions, and require output in a variety of formats including Interactive Electronic Technical Manuals
    (IETMs), Standard Generalized Markup Language (SGML), Hypertext Markup Language (HTML), Portable Document Format (PDF), and looseleaf paper manuals.

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

   Xyvision's product development will continue to embrance open-systems technology and will focus on: (i) enhanced functionality; (ii) document and information management; (iii) electronic delivery in a variety of media including the World Wide Web; and (iv) integration with market-leading, third-party products, which should broaden appeal across a wider market.

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

MANUFACTURING AND SUPPLIERS

   Xyvision's Contex family of prepress systems is based on workstations and operating systems from Silicon Graphics, Inc. The Company's document management and publishing product lines work with operating systems from Sun Microsystems and IBM (including IBM's power PC products). A significant interruption in supply from these vendors would have a material adverse effect on the Company.

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

   Xyvision's products are primarily proprietary software and services. Software and services companies are commonly referred to as "intellectual property companies." As an intellectual property company, management believes that the future success of the Company will depend in large part on its ability to attract and retain qualified employees. Due to the competitive market for skilled software engineers and other employees in the greater Boston area, the Company from time to time experiences difficulty in hiring and retaining personnel. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company believes its employee relations are good.

                                   PART III

   Part III to the Registrant's Annual Report on Form 10-K is hereby amended and restated in its entirety as set forth below.

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

                              CLASS II DIRECTOR

   THOMAS H. CONWAY, age 57, has been Chief Executive Officer of the Company since 1991, President of the Company since December 1995 and from 1991 to February 1994, and President of T.H. Conway and Associates, Inc., a management consulting firm specializing in corporate operational and financial remediation, since July 1993. From 1985 to June 1993, he was President of Conway and Youngman, a management consulting firm. He has been a director of the Company since March 1993 (at which time he was elected to fill a vacancy in the Class II Directors) and has been Chairman of the Board of Directors since February 1995. Prior to joining the Company in August 1991, Mr. Conway served as interim Chief Executive Officer of Smart Names, Inc. A petition for involuntary bankruptcy under Chapter 7 was filed against Smart Names, Inc. in the Bankruptcy Court for the State of Maryland on February 28, 1992.


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


                                                                           Long-Term
                                                                           Compensation
                                       Annual Compensation                 Awards
                                       ----------------------------------- ---------------
                                                                                Options        All Other
Name and Principal Position            Fiscal Year     Salary (1) Bonus     (No. of shares) Compensation(2)
- -------------------------------------- ------------- ------------ -------- --------------- ---------------
                                       1996          $182,200     $--      --              $---
Thomas H. Conway(3) President, Chief
 Executive Officer and Chairman of the 1995          $141,200       --       --              --
 Board of Directors                    1994          $157,250       --       --              --
                                       1996          $156,923       --       --              --
Daniel M. Clarke(4) Former President   1995          $149,654     30,000   60,000            --
 and Chief Operating Officer           1994          $131,615     20,000     --              --
                                       1996          $120,751     10,000     --            1,221
James G. Hickey Vice President,
 Customer Support, and Managing        1995          $120,751       --     25,000          1,222
 Director, Europe                      1994          $120,751     20,000     --            1,522
                                       1996          $122,135     15,000     --            1,221
Kevin J. Duffy Senior Vice President
 and General Manager, Xyvision         1995          $119,741     20,000   10,000          1,349
 Publishing Group                      1994          $115,500     20,000     --            1,304
                                       1996          $116,768       --     4,500           287
Paul J. Woods Senior Vice President    1995          $129,165       --       --            323
 and General Manager, Contex Group     1994          $125,800       --       --            315

(1) In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Senior Executive.
(2)  Consists of Company matching contributions to 401(k) Plan.
(3) The Company pays T.H. Conway and Associates, Inc., a management consulting firm of which Mr. Conway is the President, directly for Mr. Conway's services. See "Certain Transactions."
(4) Mr. Clarke served as President and Chief Operating Officer until December 8, 1995. Includes severance payments of $43,269 pursuant to an agreement between Mr. Clarke and the Company. See "Agreements with Senior Executives".

OPTION GRANTS

   The following table sets forth certain information concerning grants of stock options during fiscal 1996 to each of the Senior Executives.


                                                                                              Potential
                                                                                               Realizable
                                                                                              Value at
                                                                                                 Assumed
                                                                                              Annual
                                                                                              Rates of
                                                                                                  Stock
                                                                                              Price
                                                                                              Appreciation
                                                                                              for Option
                  INDIVIDUAL GRANTS                                                           Term (3)
                  Number of           Percent of Total
                  Securities          Options Granted to
                  Underlying Options  Employees in Fiscal Exercise or Base
EXECUTIVE OFFICER Granted (1)         Year                Price($/Sh)(2)      Expiration Date 5%      10%
                  ------------------- ------------------- ------------------- --------------- ----- -----
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

AGREEMENTS WITH SENIOR EXECUTIVES


   In 1990, the Company entered into agreements with Messrs. Clarke and Hickey entitling such individuals to benefits under the Company's Severance Program for Executive Committee Corporate Officers. Under this Program, an employee whose employment is terminated by the Company involuntarily without "cause" (as defined in the Program) is entitled to (i) a severance payment in the amount of three months' salary; (ii) if he has not obtained other employment within three months after his employment termination date, bi-weekly salary payments for an additional period from such date until the earlier of one year after his employment termination date or the date on which he obtains other employment; and (iii) a continuation of medical, dental and insurance benefits until the earlier of one year after his employment termination date or the date on which he obtains other employment. In addition, an employee whose employment terminates for any reason, whether voluntary or involuntary, within three months following a "change in control" (as defined in the Program) is entitled to receive the benefits described above, and all outstanding stock options held by the employee shall immediately become exercisable in full. The Program remains in effect for so long as such individuals are employed by the Company (although post-employment benefits expire one year after employment termination). Mr. Clarke left the employ of the Company in December 1995 and is receiving benefits under this Program.

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


   The Company's employment agreement with Thomas H. Conway, Chief Executive Officer of the Company, is described below under the heading "Certain Transactions."


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

                                                    Number of Shares     Percentage of
                                                      Beneficially        Common Stock
Name and Address                                        Owned(1)         Outstanding(2)
5% Stockholders
Tudor Trust(3) c/o Braverman Codron & Company
 450 N. Roxbury Avenue Los Angeles, CA 90210     5,224,958            40.5%
James S. Saltzman(4) General Partner Saltzman
 Partners 621 E. Germantown Pike Plymouth
 Valley, PA 19401                                1,675,991            18.7%
Other Directors
Thomas H. Conway(5).                             325,000              3.6%
Leland S. Kollmorgen(6)                          20,000               *
James L. McKenney(7)                             8,000                *

Other Senior Executives
Daniel M. Clarke                                 89,644               1.0%
James G. Hickey (8)                              87,640               1.0%
Kevin J. Duffy(9)                                73,876                *
Paul J. Woods(10).                               15,500                *
All current directors and officers as a group (9
 persons)(11)                                    2,225,157            23.5%

- ------------------------------------------------

   * Less than 1%


   (1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares. Each stockholder possesses sole voting and investment power with respect to the shares listed, except as otherwise indicated. For purposes of this table, each person or entity listed is included as beneficially owning any shares issuable upon the conversion of the Series B Stock or of the Company's 6% Convertible Subordinated Debentures due 2002 (the "Debentures") or upon the exercise of stock options or warrants or Debentures that are currently exercisable or exercisable within 60 days after May 31, 1996.

   (2) Number of shares deemed outstanding includes 8,844,099 shares outstanding as of May 31, 1996, plus any shares issuable upon conversion of Series B Stock or Debentures or subject to options or warrants held by the person or entity in question that are currently exercisable or exercisable within 60 days following May 31, 1996.

   (3) Includes 3,875,000 shares of Common Stock issuable upon the exercise of Common Stock Purchase Warrants, 117,458 shares of Common Stock issuable upon conversion of Series B Stock and 66,000 shares of Common Stock issuable upon conversion of Debentures. See "Certain Transactions" regarding additional shares which may be acquired by Tudor Trust. Does not include warrants for an aggregate of 10,000,000 shares of Common Stock of the Company issued to Tudor Trust on June 13, 1996, of which warrants for 3,275,000 shares are currently exercisable and of which warrants for 6,725,000 shares will be exercisable upon stockholder approval, and the filing, of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares.


   (4) Includes 20,000 shares of Common Stock subject to stock options and 93,372 shares of Common Stock issuable upon conversion of Series B Stock owned by Saltzman Partners, of which Mr. Saltzman is the General Partner.


   (5) Includes 300,000 shares subject to stock options.


   (6) Includes 19,000 shares subject to stock options.


   (7) Consists of 8,000 shares subject to stock options.

   (8) Consists of 87,640 shares subject to stock options.
  (9) Includes 73,801 shares subject to stock options.

 (10) Consists of 15,500 shares subject to stock options.
 (11) Includes a total of 543,091 shares subject to stock options and 93,372 shares issuable upon conversion of Series B Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS


   Under an employment agreement with Thomas H. Conway, Chief Executive Officer of the Company, effective October 1, 1993, the Company has agreed to pay T.H. Conway and Associates, Inc. the sum of $9,000 per month, plus reasonable out of pocket expenses, plus $200 per hour for each hour of services rendered to the Company in excess of 45 hours per week. This cash compensation is in lieu of all non-cash benefits employees of the Company normally receive (such as health insurance benefits and paid vacation time). This agreement also provides that Mr. Conway may employ additional members of T.H. Conway and Associates, Inc., a consulting firm of which he is a principal, at specified rates, provided that the aggregate amount of compensation and reimbursement of out-of-pocket expenses paid to such employees may not exceed $50,000 per year without advance approval of the Board of Directors. In January 1996, the Company agreed to pay T. H. Conway and Associates, Inc. a maximum of $20,000 per month, plus reasonable out of pocket expenses, for Mr. Conway's services. The Company has paid T. H. Conway and Associates, Inc. $20,000 per month, plus reasonable out of pocket expenses, for Mr. Conway's services since February 1996. In fiscal 1996, the Company paid $182,200 and $4,650 to T.H. Conway and Associates, Inc. for services of Mr. Conway and its employees other than Mr. Conway, respectively, and an aggregate of $7,095 for reimbursement of expenses. In addition, each member of the Board of Directors of the Company has signed an agreement that they will not sue Mr. Conway or T.H. Conway and Associates, Inc. in connection with the performance of services to the Company except for fraud, malfeasance or gross negligence.


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

   On February 29, 1996, the Company and Tudor Trust entered into an additional amendment to the line of credit. Under the terms of this amendment, the amount available under the line of credit was increased to $4,000,000 and the term of the line of credit was extended to December 31, 1997. In consideration of these changes, the Company granted the Tudor Trust a Common Stock purchase warrant for 200,000 shares of Common Stock at an exercise price of $.10 per share (the fair market value of the Common Stock on the date of issuance of such warrant) and agreed to continue to grant Tudor Trust for each fiscal quarter for which amounts are outstanding under the credit line a Common Stock purchase warrant for 200,000 shares of Common Stock, provided that the number of shares subject to the warrant shall be 325,000 (rather than 200,000 shares) in the event that the maximum amount of outstanding credit line advances on one or more dates during the quarter ending on the issue date of such warrant exceeds $3,000,000. The exercise price of the first five warrants (beginning with the warrant for the quarter ended September 30, 1995) will be at the lesser of the fair market value of the Common Stock on the date of the grant or $1.00 per share while the exercise price of the final five warrants will be the fair market value of the Common Stock on the date of the grant.

   Late in fiscal 1996, management of the Company concluded that, due principally to the significant losses from operations in the third and fourth quarters of fiscal 1996 (which amounted to approximately $1.8 million and $2.5 million, respectively), the Company's $4,000,000 credit line would be insufficient to finance the Company's cash needs during the first quarter of fiscal 1997. Accordingly, after investigating a number of alternative sources of financing, the Company entered into an amendment to its line of credit agreement with Tudor Trust, effective as of May 31, 1996, pursuant to which
(a) Tudor Trust agreed to (i) increase the maximum loan amount to $5,000,000,
(ii) reduce the interest rate on the line of credit from 10% to 8% per annum,
(iii) eliminate any borrowing covenants or conditions that would prevent the Company from accessing the full $5,000,000 of available credit, and (iv) eliminate the requirement for the issuance of additional warrants to Tudor Trust under the line of credit (which were issuable on a quarterly basis), and (b) in consideration therefor, the Company issued to Tudor Trust warrants for 10,000,000 shares of Common Stock of the Company at an exercise price of $.10 per share (representing the fair market value of the Common Stock of the Company as of the date of warrant issuance). Of the warrants for 10,000,000 shares of Common Stock, warrants for 3,275,000 shares are currently exercisable and warrants for 6,725,000 shares will be exercisable upon stockholder approval and the filing of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock. In connection with this line of credit amendment, Tudor Trust exercised warrants for the purchase of 2,092,500 shares of Common Stock of the Company for an aggregate purchase price of $200,000.

   On July 29, 1994, the Company entered into an exchange agreement with Saltzman Partners, Tudor Trust and certain other parties relating to the 15% Exchange Notes of the Company held by such stockholders. James S. Saltzman, the General Partner of Saltzman Partners, is a director of the Company. Saltzman Partners and Tudor Trust held 15% Exchange Notes in the principal amounts of $1,087,500 and $630,000, respectively, which they exchanged upon the terms set forth below. The Company entered into the exchange agreement in order to relieve itself of the payment obligations on the 15% Exchange Notes, which were to mature beginning September 30, 1994. Under the terms of the exchange agreement, the Company issued the following securities to holders of its 15% Exchange Notes in exchange for the delivery of its 15% Exchange Notes for cancellation: (i) a new promissory note in a principal amount equal to the principal amount of the 15% Exchange Note, which matures 30 months from the date of issuance and bears interest at a rate of 4% per year; (ii) such number of shares of the Company's Common Stock as is determined by dividing the aggregate principal amount of the 15% Exchange Note delivered for cancellation by $10.00; and (iii) such number of shares of Series B Preferred Stock of the Company as is determined by dividing the accrued interest in the 15% Exchange Note delivered for cancellation by $10.00. Dividends of $.40 per share accrue annually on the Series B Preferred Stock and are payable on a quarterly basis. The Series B Preferred Stock has a liquidation preference of $12.50 per share and is convertible into Common Stock at a rate of two shares of Common Stock for each share of Series B Preferred Stock. Pursuant to the exchange agreement, Saltzman Partners received a 4% Promissory Note in the principal amount of $1,087,500, 108,750 shares of Common Stock and 46,686 shares of Series B Preferred Stock, and Tudor Trust received 4% Promissory Notes in an aggregate principal amount of $630,000, an aggregate of 63,000 shares of Common Stock and an aggregate of 26,113 shares of Series B Preferred Stock.

   Tudor Trust and Saltzman Partners have presented to the Company the following proposal relating to the exchange of Debentures and 4% Promissory Notes for Common Stock of the Company: they, along with certain other holders of the Debentures, would exchange their Debentures for such number of shares of Common Stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33; and they, along with certain other holders of the 4% Promissory Notes, would exchange their 4% Promissory Notes for such number of shares of Common Stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest would be paid in cash at the time of such exchange). The consummation of the exchange transaction for the Debentures would be contingent upon the participation in such exchange by the holders of at least 50% of the principal amount of the outstanding Debentures; and the consummation of the exchange transaction for the 4% Promissory Notes would be contingent upon the participation in such exchange by the holders of at least 75% of the principal amount of the outstanding 4% Promissory Notes. Together, Tudor Trust and Saltzman Partners currently own approximately 41% of the principal amount of the outstanding Debentures and approximately 45% of the principal amount of the outstanding 4% Promissory Notes. The Board of Directors of the Company has voted to accept the terms of the exchange proposal made by Tudor Trust and Saltzman Partners and to proceed with such exchange transactions, assuming the requisite number of holders of the Debentures and 4% Promissory Notes agree to the terms of such exchanges. While the Company believes that such exchange transactions would be very beneficial to the Company and its stockholders and would significantly improve the Company's balance sheet and liquidity position, there can be no assurance that such exchange transactions will be consummated.

                                  Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A amending its Annual Report on Form 10-K for the fiscal year ended March 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.


   XYVISION, INC.
Date: August 2, 1996
By: /s/ Eugene P. Seneta
Eugene P. Seneta
Vice President, Chief
Financial Officer,
Treasurer and Secretary