Form 10-Q
period 1996-06-30
XYVISION INC
filed 1996-08-14
CIK 721080

- -----------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
      [BOX][CHECK] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1996
                                      OR
  [box] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from  to
                        COMMISSION FILE NUMBER 0-14747


                                  XYVISION, INC.

                                   DELAWARE

        (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                  04-2751102

                   (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                      101 EDGEWATER DRIVE, WAKEFIELD, MA

                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  01880-1291
                                  (ZIP CODE)

         Registrant's telephone number including area code (617) 245-4100 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  No
[check]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
June 30,1996.

                         COMMON STOCK, $.03 PAR VALUE

                            (TITLE OF EACH CLASS)

                                  10,945,799

                              (NUMBER OF SHARES)

                                  FORM 10-Q
                              TABLE OF CONTENTS
                                                                          PAGE

PART I. FINANCIAL INFORMATION
                         CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 1996 AND MARCH 31, 1996

2 Consolidated Statements of Operations
for the three months ended June 30, 1996 and 1995

3 Consolidated Statements of Cash Flows
for the three months ended June 30, 1996 and 1995

4 Notes to Consolidated Financial Statements

5 Management's Discussion and Analysis of Financial Condition and Results of Operations
9

PART II. OTHER INFORMATION ............................................12

                                XYVISION, INC.
                         CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 1996 AND MARCH 31, 1996

                                                                                  (Unaudited)    March 31,
                                                                                    June 30, 1996     1996
                                                                                 (In thousands)
                                     ASSETS

Current assets:
 Cash and cash equivalents                                                      $    185      $    332
 Accounts receivable:   Trade, less allowance for doubtful accounts of $521 at
 June 30, 1996 and $938 at March 31, 1996                                          6,458         5,889
 Inventories                                                                         287           377
 Other current assets                                                                767           756
                                                                                -------------
Total current assets                                                               7,697         7,354

 Property and equipment, net                                                         779           724
 Other assets, net, principally software development costs                         2,367         2,203
Total assets                                                                    $ 10,843      $ 10,281
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Note payable to a shareholder                                                  $  4,000      $  3,400
 Current portion of long-term debt                                                 8,330         4,064
 Accounts payable and accrued expenses                                             3,572         3,588
 Other current liabilities                                                         2,861         3,053
Total current liabilities                                                         18,763        14,105
Long-term debt, less current portion                                               1,012         5,420
Total liabilities                                                                 19,775        19,525
Commitments and contingencies                                                         --            --

Stockholders' deficit:
 Capital stock:
  Series preferred stock, $1.00 par value; 2,700,000 shares authorized; no
 shares issued                                                                        --            --
  Series B preferred stock, $1.00 par value; 300,000 shares authorized; 232,049 issued at June 30, 1996 and 222,943 issued at March 31, 1996  (aggregate
 liquidation preference of $2,901 and $2,787, respectively)                                 232      223
  Common stock, $.03 par value; 20,000,000 shares authorized; 11,423,464 issued
 at June 30, 1996 and 9,300,037 at March 31, 1996                                    343           279
 Additional paid-in capital                                                       41,490        41,262
 Accumulated deficit                                                             (49,588)         (49,599)
                                                                                  (7,523)          (7,835)
 Less:   Treasury stock, at cost; 477,665 shares at June 30, 1996 and 477,865
 shares at March 31, 1996                                                          1,172         1,172
  Receivable from Employee Stock Ownership Plan                                      237           237
Total stockholders' deficit                                                       (8,932)          (9,244)
Total liabilities and stockholders' deficit                                     $ 10,843      $ 10,281

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended
                                                         June 30,    June    30,
                                                         1996        1995
                                                         (Unaudited)
Revenues:
 Systems                                                 $3,743    $3,613
 Services                                                2,300      2,209
Total revenues                                           6,043      5,822
Cost of sales:
 Systems                                                 1,372      1,563
 Service                                                 1,685      1,520
Total cost of sales                                      3,057      3,083
Gross margin                                             2,986      2,739
                                                                   ---------

Expenses:
 Research and development                                700          756
 Marketing, general and administrative                   2,011      2,497
Total operating expenses                                 2,711      3,253
Income (loss) from operations                            275         (514)

Other expense, net:  Interest income                     1              1
 Interest expense - third party                          (112)        (96)
 Interest expense - shareholder                          (130)        (77)
Total other expense, net                                 (241)       (172)
                                                                   ---------
Income (loss) before income taxes and extraordinary item 34          (686)
Provision for income taxes                               --            --
Net income (loss)                                        34          (686)
Series B Preferred Stock dividends                       22            19
Net income (loss) allocable to common stockholders       $12       $ (705)

Earnings per share:
 Income (loss) per share                                 $.00      $   (0.08)
                                                         ========= =========
Weighted average common and common  equivalent shares
 outstanding                                             9,701      8,651

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                (IN THOUSANDS)

                                                                                Three Months Ended
                                                                                June 30,    June 30
                                                                                1996        1995
                                                                                    (Unaudited)
Operations:
Net income (loss)                                                               $34       $ (686)
Adjustments to reconcile net income to net cash used   for operating
 activities:
Depreciation and amortization                                                   351          522
Provisions for losses on accounts receivable                                      --         174
Loss on disposal of property and equipment                                        --          --
Operating assets and liabilities:  Accounts receivable                          (569)        (77)
  Inventories                                                                   89           (62)
 Accounts payable and accrued expenses                                          (65)        (151)
 Other current liabilities                                                      (188)        (60)
 Other assets                                                                   4           (209)
                                                                                --------- --------
Net cash provided from (used for) operations                                    (344)       (549)
Investments:
Additions to property and equipment                                             (184)       (108)
Proceeds from sale of property and equipment                                      --          --
Additions to customer support spares                                              --          --
Capitalized software                                                            (398)       (378)
                                                                                --------- --------
Net cash used for investments                                                   (582)       (486)
Financing: Proceeds from line of credit from a shareholder                      1,100      1,300
Repayment of line of credit to a shareholder                                    (500)       (300)
Issuance of common stock                                                          --           3
Issuance of preferred stock                                                     1             --
Exercise of warrants                                                            200           --
Dividends on preferred stock                                                    (22)         (19)
                                                                                --------- --------
Net cash provided from (used for) financing                                     779          984
Net decrease in cash and cash equivalents                                       (147)        (51)
Cash and cash equivalents at the beginning of the period                        332          174
                                                                                --------- --------
Cash and cash equivalents at the end of the period                              $185      $  123
                                                                                ========= ========
Supplemental Information:  Interest paid                                        $103      $   50

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1996 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, as amended.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities and accrued litigation at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.
The results of consolidated operations for the interim period ended June 30, 1996 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.

Trade receivables do not contain any material amounts collectible over a period in excess of one year.
The Company sells its products to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer receivables. The Company maintains reserves for credit losses and such losses have been within management's expectations.

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

On February 29, 1996, the Company and the investor entered into an additional amendment to the line of credit. Under the terms on this amendment, the amount available under the line of credit was increased to $4,000,000 and the term of the line of credit was extended to December 31, 1997. In consideration of these changes, the Company granted the investor a common stock purchase warrant for 200,000 shares of common stock at an exercise price of $.10 per share (the fair market value of the common stock on the date of issuance of such warrant) and agreed to continue to grant the investor, for each fiscal quarter for which amounts are outstanding under the credit line, a common stock purchase warrant for 200,000 shares of common stock, provided that the number of shares subject to the warrant shall be 325,000 (rather than 200,000 shares) in the event that the maximum amount of outstanding credit line advances on one or more dates during the quarter ending on the issue date of such warrant exceeds $3,000,000. The exercise price of the first five warrants (beginning with the warrant for the quarter ended September 30, 1995) will be the lesser of the fair market value of the common stock on the date of the grant or $1.00 per share while the exercise price of the final five warrants will be the fair market value of the common stock on the date of the grant.

   Late in fiscal 1996, management of the Company concluded that, due principally to the significant losses from operations in the third and fourth quarters of fiscal 1996 (which amounted to approximately $1.8 million and $2.5 million, respectively), the Company's $4,000,000 credit line would be insufficient to finance the Company's cash needs during the first quarter of fiscal 1997. Accordingly, after investigating a number of alternative sources of financing, the Company entered into an amendment to its line of credit agreement, effective as of May 31, 1996, pursuant to which (a) the investor agreed to (i) increase the maximum loan amount to $5,000,000, (ii) reduce the interest rate on the line of credit from 10% to 8% per annum, (iii) eliminate any borrowing covenants or conditions that would prevent the Company from accessing the full $5,000,000 of available credit, and (iv) eliminate the requirement for the issuance of additional warrants under the line of credit (which were issuable on a quarterly basis), and (b) in consideration therefor, the Company issued to the investor warrants for 10,000,000 shares of common stock of the Company at an exercise price of $.10 per share (representing the fair market value of the common stock of the Company as of the date of warrant issuance). The Company concludes that no interest charge is necessary regarding this transaction because the exercise price of the warrants is approximately equal to the fair market value of the Common Stock at the time the commitment to issue the warrants arose. In connection with this line of credit amendment, the investor exercised warrants for the purchase of 2,092,500 shares of common stock of the Company, for an aggregate purchase price of $200,000.
As of June 30, 1996, the Company had $4,000,000 outstanding and $1,000,000 available under the amended line of credit. As of August 13, 1996, the Company had $400,000 available under the amended line of credit.

In May 1987, the Company issued $25,000,000 of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into common stock at a conversion price of $22.50 per share. Interest on the Debentures is payable annually (on May 5th) and the Debentures may be called by the Company under certain conditions. At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of these Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.
Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,790,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and (ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of August 13th, 1996, a total of $3,620,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $2,560,000 principal amount, leaving $1,060,000 principal amount of Debentures unidentified.
During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995 or 1996. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of August 13, 1996, no such acceleration had occurred or been threatened.
The Company continues to negotiate, in good faith, with as many of the remaining Debentureholders as possible. However, despite the progress that has been made, the Company can still give no assurance about the outcome of the Debenture conversion efforts and does not expect the matter to be resolved in the near future. If the Company is unable to enter into exchange transactions with the remaining Debentureholders, and such Debentureholders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.
In addition, as of June 30, 1996 the Company had issued promissory notes in an aggregate principal amount of $5,742,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,346,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and December 30, 1998. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. Prior to June 30, 1996, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,634,000 and accrued interest of $2,320,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued
(i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and
(iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the shares of Series B Preferred Stock are convertible. The exchange transactions were completed assuming a fair value of $10 per share of Series B Preferred Stock. As of June 30, 15% Promissory Notes in an aggregate principle amount of $60,000 and accrued interest of $26,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes.

   Tudor Trust and Saltzman Partners, both of whom are significant stockholders of the Company and own a significant portion of the outstanding Debentures and/or 4% Promissory Notes, have presented to the Company the following proposal relating to the exchange of Debentures and 4% Promissory Notes for common stock of the Company: they, along with certain other holders of the Debentures, would exchange their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33; and they, along with certain other holders of the 4% Promissory Notes, would exchange their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest would be paid in cash at the time of such exchange). The consummation of the exchange transaction for the Debentures would be contingent upon the participation in such exchange by the holders of at least 50% of the principal amount of the outstanding Debentures; and the consummation of the exchange transaction for the 4% Promissory Notes would be contingent upon the participation in such exchange by the holders of at least 75% of the principal amount of the outstanding 4% Promissory Notes. Together, Tudor Trust and Saltzman Partners currently own approximately 40% of the principal amount of the outstanding Debentures and 46% of the principal amount of the outstanding 4% Promissory Notes. The Board of Directors of the Company has voted to accept the terms of the exchange proposal made by Tudor Trust and Saltzman Partners and to proceed with such exchange transactions, assuming the requisite number of holders of the Debentures and 4% Promissory Notes agree to the terms of such exchanges. While the Company believes that such exchange transactions would be very beneficial to the Company and its stockholders and would significantly improve the Company's balance sheet and liquidity position, there can be no assurance that such exchange transactions will be consummated.
The Company anticipates that its cash requirements for the remainder of fiscal 1997 will be satisfied from its present cash balances, cash flow from existing operations, and its credit line, assuming the continued forbearance by the Debentureholders. The Company can give no assurance on the outcome of the debt restructuring efforts. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.
The Company's long term liquidity needs cannot reasonably be determined at this time principally because these needs are dependent, in a large part, upon the outcome of the Company's attempt to convert into equity its outstanding Debentures and 4% Promissory Notes and the ability of the Company to obtain financing to repay or otherwise restructure the remaining outstanding 15% Promissory Notes. While the Company remains confident about its future, it can give no assurance regarding the ultimate success of its strategy.

The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets. There has been no change to the valuation allowance during the three months ended June 30, 1996.

                                XYVISION, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

RESULTS OF OPERATIONS

   Revenues for the first quarter of fiscal 1997 were $6,043,000, an increase of $221,000, or 4%, from the same quarter of fiscal 1996. In the first quarter of fiscal 1997, systems revenues increased $130,000, or 4% from the same quarter of fiscal 1996. This increase in revenues is partially attributable to the continuing strategy of growing a network of domestic and international resellers, particularly in the Contex division. During the first quarter of fiscal 1997, the publishing division experienced an increase in revenues of its Document Management technology, particularly in the technical documentation market. The total publishing systems revenues for the first quarter of the current fiscal year, however, remained relatively unchanged from the same quarter of the prior fiscal year as the product mix is shifting toward lower cost, PC based software products. Service revenues increased $91,000, or 4%, from the same quarter of fiscal 1996. This increase is primarily due to an increase in the Contex division international maintenance revenues.

   In the first quarter of fiscal 1997 gross margin increased to 49% of revenues from 47% in the comparable quarter of fiscal 1996. Systems margins were 63% and 57% of revenues for the first quarter of fiscal 1997 and 1996, respectively. This increase in systems margins is partially attributable to an increase in software sales in the domestic Publishing division. Service margins decreased to 27% of revenues from 31% for the same quarter of fiscal 1996, as a result of a higher level of fixed costs in the European Contex division.

   In the first quarter of fiscal 1997, research and development expenses, net of capitalized software development costs, were $700,000, a decrease of $56,000 or 7% from the comparable quarter of fiscal 1996. Capitalized software development costs were $398,000 and $378,000 for the first quarter of fiscal 1997 and 1996, respectively. Research and development expenses (excluding software development costs) were 12% and 13% of revenues for the first quarters of fiscal 1997 and 1996, respectively.

   Marketing, general and administrative expenses were $2,011,000 for the first quarter of fiscal 1997, a decrease of $486,000 or 19% from the comparable quarter of fiscal 1996. These expenses represented 33% and 43% of revenues, in the first quarter of fiscal 1997 and 1996, respectively. The decrease was primarily due to decreased sales and marketing spending in the domestic and European markets, as a result of the December 1995 reduction in force.

   The increase in interest expense for the first quarter of fiscal 1997 was the result of the impact of the program to exchange 15% Promissory Notes for equity securities and 4% Promissory Notes described below and in Note 5 to the consolidated financial statements, and a higher average balance in the credit line described below and in Note 4 to the consolidated financial statements. The interest expense to maturity of the 15% Promissory Notes was recognized when the exchanges occurred. The interest expense of the 4% Promissory Notes is recognized ratably over the terms of the notes.

   The Company's deferred tax assets consist primarily of its net operating loss carryforwards. The Company has a valuation allowance to fully offset future tax benefits of these deferred tax assets. There has been no change to the valuation allowance for the first quarter of fiscal 1997.

   The Company accrued a dividend of $22,000 and declared a dividend of $19,000 on the Series B Preferred Stock, in the first quarter of fiscal 1997 and 1996, respectively.

   The Company recorded net income allocable to common stockholders of $12,000 for the first quarter of fiscal 1997, compared to a net loss allocable to common stockholders of $705,000 for the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1996, the Company had cash of $185,000, which is a decrease of $147,000 from March 31, 1996. During the first three months of fiscal 1997, the Company's operating and investment activities used $926,000 of cash.

   The Company has a $5,000,000 amended line of credit with a stockholder of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. The credit line currently bears interest at a rate of 8% per year, payable monthly. As of June 30, 1996 the Company had an outstanding line of credit balance of $4,000,000. As of August 13, 1996 the Company had $400,000 available under the amended line of credit. See Note 4 to the consolidated financial statements.

   At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $18,790,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and
(ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures. As of August 13th, 1996, a total of $3,620,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $2,560,000 principal amount, leaving $1,060,000 principal amount of Debentures unidentified.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995 or 1996. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of August 13, 1996, no such acceleration had occurred or been threatened.

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

   In addition, as of June 30, 1996 the Company had issued promissory notes in an aggregate principal amount of $5,742,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,346,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and December 30, 1998. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. Prior to June 30, 1996, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,634,000 and accrued interest of $2,320,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued
(i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and
(iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the shares of Series B Preferred Stock are convertible. The exchange transactions were completed assuming a fair value of $10 per share of Series B Preferred Stock. As of June 30, 15% Promissory Notes in an aggregate principle amount of $60,000 and accrued interest of $26,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes.

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

   The Company anticipates that its cash requirements for the remainder of fiscal 1997 will be satisfied from its present cash balances, cash flow from existing operations, and its credit line, assuming the continued forbearance by the Debentureholders. The Company can give no assurance on the outcome of the debt restructuring efforts. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

   Exhibit 27 - Financial Data Schedule

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  XYVISION, INC.
- -----------------------------------------------------------------------------
                                 (Registrant)
August 14, 1996
/s/ Eugene P. Seneta
- -----------------------------------------------------------------------------
Eugene P. Seneta
Vice President, Chief Financial Officer,
Treasurer and Secretary