Form 10-Q
period 1996-09-30
XYVISION INC
filed 1996-11-13
CIK 721080

-----------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
      [BOX][CHECK] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                      OR
  [box] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from  to
                        COMMISSION FILE NUMBER 0-14747
                                 XYVISION, INC.
                                   DELAWARE

        (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                  04-2751102

                   (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                      101 EDGEWATER DRIVE, WAKEFIELD, MA

                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  01880-1291
                                  (ZIP CODE)

         Registrant's telephone number including area code (617) 245-4100 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  No
[check]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
September 30, 1996.

                         COMMON STOCK, $.03 PAR VALUE

                            (TITLE OF EACH CLASS)

                                  14,060,292

                              (NUMBER OF SHARES)

                                  FORM 10-Q
                              TABLE OF CONTENTS
                                                                          PAGE

PART I. FINANCIAL INFORMATION
                         CONSOLIDATED BALANCE SHEETS
                   AT SEPTEMBER 30, 1996 AND MARCH 31, 1996

2 Consolidated Statements of Operations
for the three and six months ended September 30, 1996 and 1995

3 Consolidated Statements of Cash Flows
for the six months ended September 30, 1996 and 1995

4 Notes to Consolidated Financial Statements

5 Management's Discussion and Analysis of Financial Condition and Results of Operations
9

PART II. OTHER INFORMATION ............................................12

                                XYVISION, INC.
                         CONSOLIDATED BALANCE SHEETS
                   AT SEPTEMBER 30, 1996 AND MARCH 31, 1996

                                                                             (Unaudited)
                                                                           September 30,     March 31,
                                                                           1996               1996
                                                                                 (In thousands)
                                   ASSETS

Current assets:
 Cash and cash equivalents                                                 $115           $    332
 Accounts receivable:   Trade, less allowance for doubtful accounts of
 $487 at September 30, 1996 and $938 at March 31, 1996                     6,504             5,889
 Inventories                                                               288                 377
 Other current assets                                                      788                 756
                                                                           --------------
Total current assets                                                       7,695             7,354

 Property and equipment, net                                               802                 724
 Other assets, net, principally software development costs                 2,336             2,203
Total assets                                                               $10,833        $ 10,281

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Note payable to a shareholder                                             $4,500         $  3,400
 Current portion of long-term debt                                         2,415             4,064
 Accounts payable and accrued expenses                                     3,110             3,588
 Other current liabilities                                                 2,119             3,053
Total current liabilities                                                  12,144           14,105
Long-term debt, less current portion                                       186               5,420
Total liabilities                                                          12,330           19,525
Commitments and contingencies                                                --                 --

Stockholders' deficit:
 Capital stock:
  Series preferred stock, $1.00 par value; 2,700,000 shares authorized; no
 shares issued                                                               --                 --
  Series B preferred stock, $1.00 par value; 300,000 shares authorized;
 235,299 issued at September 30, 1996 and 222,943 issued at March 31, 1996
  (aggregate liquidation preference of $2,941 and $2,787, respectively)    235                 223
  Common stock, $.03 par value; 50,000,000 shares authorized; 14,537,357
 issued at September 30, 1996 and 9,300,037 at March 31, 1996              436                 279
 Additional paid-in capital                                                48,579           41,262
 Accumulated deficit                                                       (49,578)        (49,599)
                                                                           (328)            (7,835)
 Less:   Treasury stock, at cost; 477,065 shares at September 30, 1996 and
 477,865 shares at March 31, 1996                                          1,169             1,172
  Receivable from Employee Stock Ownership Plan                            --                  237
Total stockholders' deficit                                                (1,497)          (9,244)
Total liabilities and stockholders' deficit                                $10,833        $ 10,281

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended            Six Months Ended
                                                         September 30,   September    30, September 30,  September    30,
                                                         1996                 1995     1996                 1995
                                                         (Unaudited)                   (Unaudited)
Revenues:
 Systems                                                 $2,953         $    3,375     $6,696         $    6,988
 Services                                                2,514               2,486     4,814               4,695
Total revenues                                           5,467               5,861     11,510             11,683
Cost of sales:
 Systems                                                 1,057               1,115     2,429               2,678
 Service                                                 1,765               1,579     3,451               3,099
Total cost of sales                                      2,822               2,694     5,880               5,777
Gross margin                                             2,645               3,167     5,630               5,906
                                                                        --------------                --------------

Expenses:
 Research and development                                769                   781     1,469               1,537
 Marketing, general and administrative                   1,723               2,468     3,733               4,965
Total operating expenses                                 2,492               3,249     5,202               6,502
Income (loss) from operations                            153                   (82)       428               (596)

Other expense, net:  Interest income                     2                       3     3                       4
 Interest expense - third party                          (77)                  (90)       (189)             (186)
 Interest expense - shareholder                          (145)                (105)       (275)             (182)
Total other expense, net                                 (220)                (192)       (461)             (364)
                                                                        --------------                --------------
Income (loss) before income taxes and extraordinary item (67)                 (274)       (33)              (960)
Provision for income taxes                               --                     --       --                   --
Net income (loss) before extraordinary item              (67)                 (274)       (33)              (960)

Extraordinary item:  Gain on the exchange of convertible
 subordinated   debentures                               100                    --     100                    --
Net income (loss)                                        33                   (274)       67                (960)
Series B Preferred Stock dividends                       24                     22     46                     41
Net income (loss) allocable to common stockholders       $9             $     (296)       $21         $   (1,001)

Earnings per share:
 Income (loss) per share                                 $ --           $       (0.03)    $ --        $       (0.11)
                                                         ============== ============== ============== ==============
Weighted average common and common  equivalent shares
 outstanding                                             19,064              8,734     14,631              8,693

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (IN THOUSANDS)

                                                                                    Six Months Ended
                                                                                    September 30,    September 30,
                                                                                    1996             1995
                                                                                                (Unaudited)
Operations:
Net income (loss)                                                                   $67              $(960)
Adjustments to reconcile net income to net cash used   for operating activities:
Gain on the exchange of Convertible Subordinated Debentures                         (100)              --
Depreciation and amortization                                                       776              1,025
Provisions for losses on accounts receivable                                          --             317
Loss on disposal of property and equipment                                            --               --
Operating assets and liabilities:  Accounts receivable                              (615)            (153)
  Inventories                                                                       88               (94)
 Accounts payable and accrued expenses                                              (655)            (535)
 Other current liabilities                                                          (179)            (177)
 Other assets                                                                       (19)             (83)
                                                                                    ---------------- ----------------
Net cash provided from (used for) operations                                        (637)            (660)
Investments:
Additions to property and equipment                                                 (322)            (192)
Proceeds from sale of property and equipment                                        3                  --
Additions to customer support spares                                                  --               --
Capitalized software                                                                (752)            (737)
                                                                                    ---------------- ----------------
Net cash used for investments                                                       (1,071)          (929)
Financing: Proceeds from line of credit from a shareholder                          1,900            2,100
Repayment of line of credit to a shareholder                                        (800)            (700)
Issuance of common stock                                                              --             3
Issuance of preferred stock                                                         1                  --
Exercise of warrants                                                                200                --
Dividends on preferred stock                                                        (47)             (41)
Principal loan payment from Employee Stock Ownership Plan                           237              257
                                                                                    ----------------
Net cash provided from (used for) financing                                         1,491            1,619
Net decrease in cash and cash equivalents                                           (217)            30
Cash and cash equivalents at the beginning of the period                            332              174
                                                                                    ---------------- ----------------
Cash and cash equivalents at the end of the period                                  $115             $204
                                                                                    ================ ================
Supplemental Information:  Interest paid                                            $309             $120
 Conversion of 6% debentures to equity                                              2,000              --
 Conversion of 4% notes to equity                                                   4,569              --
 Conversion of accrued interest on 6% debentures to equity                          649                --

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1996 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, as amended.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities and accrued litigation at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.
The results of consolidated operations for the interim periods ended September 30, 1996 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.

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

   Late in fiscal 1996, management of the Company concluded that, due principally to the significant losses from operations in the third and fourth quarters of fiscal 1996 (which amounted to approximately $1.8 million and $2.5 million, respectively), the Company's $4,000,000 credit line would be insufficient to finance the Company's cash needs during the first quarter of fiscal 1997. Accordingly, after investigating a number of alternative sources of financing, the Company entered into an amendment to its line of credit agreement, effective as of May 31, 1996, pursuant to which (a) the investor agreed to (i) increase the maximum loan amount to $5,000,000, (ii) reduce the interest rate on the line of credit from 10% to 8% per annum, (iii) eliminate any borrowing covenants or conditions that would prevent the Company from accessing the full $5,000,000 of available credit, and (iv) eliminate the requirement for the issuance of additional warrants under the line of credit (which were issuable on a quarterly basis), and (b) in consideration therefor, the Company issued to the investor warrants for 10,000,000 shares of common stock of the Company at an exercise price of $.10 per share (representing the fair market value of the common stock of the Company as of the date of warrant issuance). The Company concludes that no interest charge is necessary regarding this transaction because the exercise price of the warrants is approximately equal to the fair market value of the Common Stock at the time the commitment to issue the warrants arose. In connection with this line of credit amendment, the investor exercised warrants for the purchase of 2,092,500 shares of common stock of the Company, for an aggregate purchase price of $200,000.
As of September 30, 1996, the Company had $4,500,000 outstanding and $500,000 available under the amended line of credit. As of November 13, 1996, the Company was fully utilizing the credit available under the amended line of credit. The Company and the investor have agreed in principle on an amendment to the line of credit that would increase the maximum loan amount thereunder from $5,000,000 to $6,000,000. Such amendment would also provide that the investor shall have the sole discretion to decide whether or not to make any and all advances of funds in excess of $5,000,000, and that the investor shall have the right to refuse to make any advances of any such funds in excess of $5,000,000 for any reason or no reason. The Company expects to complete documentation of this amendment in November 1996, but there can be no assurance that it will do so.

In May 1987, the Company issued $25,000,000 of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into common stock at a conversion price of $22.50 per share. Interest on the Debentures is payable annually (on May 5th) and the Debentures may be called by the Company under certain conditions. At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of these Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.
Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $19,035,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and (ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures.

During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995 or 1996. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of November 13, 1996, no such acceleration had occurred or been threatened.
In addition, as of September 30, 1996 the Company had issued promissory notes in an aggregate principal amount of $5,815,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,452,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and December 30, 1998. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. Prior to September 30, 1996, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,709,000 and accrued interest of $2,353,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued
(i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and
(iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the shares of Series B Preferred Stock are convertible. The exchange transactions were completed assuming a fair value of $10 per share of Series B Preferred Stock. As of September 30, 1996, 15% Promissory Notes in an aggregate principle amount of $60,000 and accrued interest of $26,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes.

   On September 30, 1996, the Company completed transactions with holders of an aggregate of 80%, or $4,569,000, principal amount of the then outstanding 4% Promissory Notes. Under the terms of the agreement, the holders of the 4% Promissory Notes exchanged their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest was paid in cash as the time of such exchange).
Subsequent to September 30, 1996 and prior to November 13, 1996, Xyvision entered into agreements with holders of an additional $285,000 principal amount of the outstanding 4% Promissory Notes on substantially the same terms as described above. Accordingly, as of November 13, 1996, the Company had consummated transactions with holders of an aggregate of $4,854,000 principal amount of the outstanding 4% Promissory Notes to convert their principal into equity.
Also, on September 30, 1996, the Company completed transactions with investors holding an aggregate of 59%, or $2,000,000, principal amount of the outstanding Debentures. Under the terms of the agreement, holders of the Debentures exchanged their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33. As of November 13, 1996, a total of $1,375,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $315,000 principal amount, leaving $1,060,000 principal amount of Debentures unidentified.

   The Company continues to negotiate, in good faith, with as many of the remaining Debentureholders as possible. However, despite the progress that has been made, the Company can still give no assurance about the outcome of the Debenture restructuring efforts and does not expect the matter to be resolved in the near future. If the Company is unable to enter into exchange transactions with the remaining Debentureholders, and such Debentureholders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.
The Company anticipates that its cash requirements for the remainder of fiscal 1997 will be satisfied from its present cash balances, cash flow from existing operations, and its credit line, assuming the continued forbearance by the Debentureholders and the availability of increased borrowings under the credit line should the Company require them. However, there can be no assurance that such forbearance will continue or that the investor will advance any funds in excess of $5,000,000 under the credit line.

The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets. There has been no change to the valuation allowance during the six months ended September 30, 1996.

                                XYVISION, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

   RESULTS OF OPERATIONS

   Revenues for the second quarter of fiscal 1997 were $5,467,000, a decrease of $395,000, or 7%, from the same quarter of fiscal 1996. Revenues for the first six months of fiscal 1997 were $11,510,000, a decrease of $173,000, or 1%, from the same period of the previous year. In the second quarter of fiscal 1997, systems revenues decreased $422,000, or 13% from the same quarter of the previous fiscal year. For the first six months of fiscal 1997, systems revenues decreased $292,000, or 4%, for the comparable period of fiscal 1996. These decreases in revenue are primarily the result of decreased domestic sales of publishing systems. For the three and six month periods ended September 30, 1996, service revenues increased $28,000, or 1%, and $119,000, or 3%, from the comparable periods of fiscal 1996, respectively. These increases are primarily due to increases in the Contex division's international maintenance revenues.

   For the second quarter of fiscal 1997 gross margin decreased to 48% of revenues from 54% of revenues for the comparable period of fiscal 1996. For the first six months of fiscal 1997, gross margins decreased to 49% of revenues from 51% of revenues for the comparable period of fiscal 1996. Systems margins for the second quarter of fiscal 1997 decreased to 64% of revenues from 67% for the same quarter of fiscal 1996. The second quarter decrease is a result of the Contex European division's decrease in software sales. For the first six months of fiscal 1997, systems margins increased to 64% of revenues from 62% for the period of fiscal 1996. The six month increase in margin is partially attributable to an increase in commercial software sales in the domestic publishing division. For the second quarter of fiscal 1997, service margins decreased to 30% of revenues from 36% for the same quarter of fiscal 1996. For the first six months of fiscal 1997, service margins decreased to 28% of revenues from 34% for the same period of the previous fiscal year. These decreases in service margins were the result of a higher level of fixed costs, primarily in Contex's European division.

   Research and development expenses, net of capitalized software development costs, were $769,000 and $1,469,000 for the three and six month periods ended September 30, 1996. These amounts represent decreases of 2% and 4%, respectively, from the comparable periods of fiscal 1996. Capitalized software development costs were $355,000 and $752,000 for the second quarter and first six months of fiscal 1997, respectively, as compared to $359,000 and $737,000 for the same time periods of fiscal 1996. Research and development expenses (excluding software development costs) for the second quarter and first six months of fiscal 1997 were 14% and 13% of revenues, respectively, as compared to 13% for the same periods of fiscal 1996.

   Marketing, general and administrative expenses were $1,723,000 and $3,733,000, or 32% of revenues, for the second quarter and the first six months of fiscal 1997. These are decreases from $2,468,000 and $4,965,000 which represented 42% of revenues for the comparable periods of fiscal 1996. These decreases were primarily the result of decreased sales and marketing spending in the domestic and European markets associated with the reduction in sales force which occurred in the third quarter of fiscal 1996.

   The increases in interest expense for the second quarter and first six months of fiscal 1997 were the result of; (1) the impact of the program to exchange 15% Promissory Notes for 4% Promissory Notes described below and in
Note 5 to the consolidated financial statements, and (2) a higher average balance in the credit line described below and in Note 4 to the consolidated financial statements. The interest expense to maturity of the 15% Promissory Notes was recognized when the exchanges occurred. The interest expense of the 4% Promissory Notes is recognized ratably over the terms of the notes.

   The Company's deferred tax assets consist of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset future tax benefits of these deferred tax assets. There has been no change to the valuation allowance for the first six months of fiscal 1997.

   In the second quarter and first six months of fiscal 1997, as a result of the 15% Promissory Note exchange program described below and in Note 5 to the consolidated financial statements, the Company accrued dividends of $24,000 and $46,000, respectively, on the Series B Preferred Stock.

   The Company recorded net income allocable to common stockholders of $9,000 in the second quarter of fiscal 1997 compared to a net loss of $296,000 for the second quarter of fiscal 1996. For the first six months of fiscal 1997, the Company recorded net income allocable to common stockholders of $21,000, compared to a net loss of $1,001,000 for the same period a year ago.

   The Company believes that inflation has not had a material effect on its results of operations to date.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1996, the Company had cash of $115,000, which is a decrease of $217,000 from March 31, 1996. During the first six months of fiscal 1997, the Company's operating and investment activities used $1,708,000 of cash.

   The Company has a $5,000,000 amended line of credit with a stockholder of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. The credit line currently bears interest at a rate of 8% per year, payable monthly. As of September 30, 1996 the Company had an outstanding line of credit balance of $4,500,000. As of November 13, 1996 the Company was fully utilizing the credit available under the amended line of credit. The Company and the investor have agreed in principle on an amendment to the line of credit that would increase the maximum loan amount thereunder from $5,000,000 to $6,000,000. Such amendment would also provide that the investor shall have the sole discretion to decide whether or not to make any and all advances of funds in excess of $5,000,000, and that the investor shall have the right to refuse to make any advances of any such funds in excess of $5,000,000 for any reason or no reason. The Company expects to complete documentation of this amendment in November 1996, but there can be no assurance that it will do so.

   At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $19,035,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of Xyvision in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and
(ii) 107,095 shares of common stock of Xyvision per $1,000,000 principal amount of Debentures.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995 or 1996. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of November 13, 1996, no such acceleration had occurred or been threatened.

   In addition, as of September 30, 1996 the Company had issued promissory notes in an aggregate principal amount of $5,815,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,452,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and December 30, 1998. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. Prior to September 30, 1996, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,709,000 and accrued interest of $2,353,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued
(i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and
(iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the shares of Series B Preferred Stock are convertible. The exchange transactions were completed assuming a fair value of $10 per share of Series B Preferred Stock. As of September 30, 15% Promissory Notes in an aggregate principle amount of $60,000 and accrued interest of $26,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes.

   On September 30, 1996, the Company completed transactions with holders of an aggregate of 80%, or $4,569,000 principle amount of the then outstanding 4% Promissory Notes. Under the terms of the agreement, the holders of the 4% Promissory Notes exchanged their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest was paid in cash as the time of such exchange).

   Subsequent to September 30, 1996 and prior to November 13, 1996, Xyvision entered into agreements with holders of an additional $285,000 principal amount of the outstanding 4% Promissory Notes on substantially the same terms as described above. Accordingly, as of November 13, 1996, the Company had consummated transactions with holders of an aggregate of $4,854,000 principal amount of the then outstanding 4% Promissory Notes to convert their principle into equity.

   Also, on September 30, 1996, the Company completed transactions with investors holding an aggregate amount of 59%, or $2,000,000 principal amount of the Debentures. Under the terms of the agreement, holders of the Debentures exchanged their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33. As of November 13, 1996, a total of $1,375,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $315,000 principal amount, leaving $1,060,000 principal amount of Debentures unidentified.

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

   The Company anticipates that its cash requirements for the remainder of fiscal 1997 will be satisfied from its present cash balances, cash flow from existing operations, and its credit line, assuming the continued forbearance by the Debentureholders and the availability of increased borrowings under the credit line should the Company require them. However, there can be no assurance that such forbearance will continue or that the investor will advance any funds in excess of $5,000,000 under the credit line.

                          PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS: NOT APPLICABLE.

   Item 2. Changes in Securities: On September 26, 1996, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation (the "Charter Amendment") increasing the authorized number of shares of common stock, par value $.03 per share, of the Company from 20,000,000 to 50,000,000 shares. A copy of the Charter Amendment has been filed herewith as
Exhibit 3.6.

   Item 3. Defaults upon Senior Securities: Not applicable.

   Item 4. Submission of Matters to a Vote of Security Holders: The Company held its Annual Meeting of Stockholders on September 26, 1996. At the Annual Meeting, the stockholders of the Company:
1. Elected James S. Saltzman (by a vote of 9,502,227 shares in favor and 147,946 shares withheld) as a Class I director of the Company, to serve until the 1999 Annual Meeting of Stockholders (subject to the election and qualification of his successor and to his earlier death, resignation or removal);
2. Approved an amendment to the Company's Certificate of Incorporation increasing the authorized number of shares of Common Stock from 20,000,000 to 50,000,000 shares (by a vote of 9,398,718 shares in favor, 191,934 shares against, 59,121 shares abstaining, and 400 broker non-votes); and
3. Ratified the selection by the Board of Directors of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the fiscal year ending March 31, 1997 (by a vote of 9,576,355 shares in favor, 31,997 shares against, and 41,821 shares abstaining; there were no broker non-votes with respect to this matter).

ITEM 5. OTHER INFORMATION: SIGNIFICANT MANAGEMENT CHANGES: DURING THE PERIOD FROM JULY 1, 1996 THROUGH NOVEMBER 13, 1996, THE FOLLOWING SIGNIFICANT CHANGES IN THE COMPANY'S MANAGEMENT OCCURRED: 1. MR. THOMAS H. CONWAY RESIGNED AS ACTING PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS.
2. MR. KEVIN DUFFY WAS ELECTED PRESIDENT AND CHIEF OPERATING OFFICER. MR. DUFFY PREVIOUSLY SERVED AS SENIOR VICE PRESIDENT AND GENERAL MANAGER OF THE COMPANY'S PUBLISHING DIVISION.
3. MR. DUFFY WAS ALSO ELECTED TO SERVE AS A MEMBER OF THE BOARD OF DIRECTORS OF THE COMPANY.
4. MR. JEFFREY L. NEUMAN WAS ELECTED TO SERVE AS CHAIRMAN OF THE BOARD OF DIRECTORS OF THE COMPANY.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

 (a)    Exhibit Number    Description
                          Certificate of Amendment of Amended and Restated
        3.6               Certificate of Incorporation
        10.15             Form of Exchange Agreement for 4% Promissory Notes
                          Form of Exchange Agreement for 6% Convertible
        10.16             Subordinated Debentures due 2002
        27                Financial Data Schedule
(B) the Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  XYVISION, INC.
-----------------------------------------------------------------------------
                                 (Registrant)
November 13, 1996
/s/ Eugene P. Seneta
-----------------------------------------------------------------------------
Eugene P. Seneta
Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)