Form 10-Q
period 1996-12-31
XYVISION INC
filed 1997-02-13
CIK 721080

-----------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
      [BOX][CHECK] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1996
                                      OR
  [box] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from  to
                        COMMISSION FILE NUMBER 0-14747

                                XYVISION, INC.
                                 DELAWARE

        (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                  04-2751102

                   (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                      101 EDGEWATER DRIVE, WAKEFIELD, MA

                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  01880-1291
                                  (ZIP CODE)

         Registrant's telephone number including area code (617) 245-4100 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  No
[check]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
December 31, 1996.

                         COMMON STOCK, $.03 PAR VALUE

                            (TITLE OF EACH CLASS)

                                  14,253,992

                              (NUMBER OF SHARES)

                                  FORM 10-Q
                              TABLE OF CONTENTS
                                                                          PAGE

PART I. FINANCIAL INFORMATION
                         CONSOLIDATED BALANCE SHEETS
                   AT DECEMBER 31, 1996 AND MARCH 31, 1996

2 Consolidated Statements of Operations
for the three and nine months ended December 31, 1996 and 1995

3 Consolidated Statements of Cash Flows
for the nine months ended December 31, 1996 and 1995

4 Notes to Consolidated Financial Statements

5 Management's Discussion and Analysis of Financial Condition and Results of Operations
9

PART II. OTHER INFORMATION ............................................13

                                XYVISION, INC.
                         CONSOLIDATED BALANCE SHEETS
                   AT DECEMBER 31, 1996 AND MARCH 31, 1996

                                                                            (Unaudited)
                                                                          December 31,     March 31,
                                                                          1996              1996
                                                                                (In thousands)
                                  ASSETS

Current assets:
 Cash and cash equivalents                                                $227          $    332
 Accounts receivable:   Trade, less allowance for doubtful accounts of
 $578 at December 31, 1996 and $938 at March 31, 1996                     6,851            5,889
 Inventories                                                              390                377
 Other current assets                                                     699                756
                                                                          -------------
Total current assets                                                      8,167            7,354

 Property and equipment, net                                              718                724
 Other assets, net, principally software development costs                2,344            2,203
Total assets                                                              $11,229       $ 10,281

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Note payable to a stockholder                                            $4,900        $  3,400
 Current portion of long-term debt                                        2,027            4,064
 Accounts payable and accrued expenses                                    2,930            3,588
 Other current liabilities                                                2,280            3,053
Total current liabilities                                                 12,137          14,105
Long-term debt, less current portion                                      177              5,420
Total liabilities                                                         12,314          19,525
Commitments and contingencies                                               --                --

Stockholders' deficit:
 Capital stock:
  Series preferred stock, $1.00 par value; 2,700,000 shares authorized;
 no shares issued                                                           --                --
  Series B preferred stock, $1.00 par value; 300,000 shares authorized;
 235,299 issued at December 31, 1996 and 222,943 issued at March 31, 1996
  (aggregate liquidation preference of $2,941 and $2,787, respectively)   235                223
  Common stock, $.03 par value; 50,000,000 shares authorized; 14,730,857
 issued at December 31, 1996 and 9,300,037 at March 31, 1996              442                279
 Additional paid-in capital                                               48,968          41,262
 Accumulated deficit                                                      (49,561)       (49,599)
                                                                          84              (7,835)
 Less:   Treasury stock, at cost; 476,865 shares at December 31, 1996 and
 477,865 shares at March 31, 1996                                         1,169            1,172
  Receivable from Employee Stock Ownership Plan                           --                 237
Total stockholders' deficit                                               (1,085)         (9,244)
Total liabilities and stockholders' deficit                               $11,229       $ 10,281

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended          Nine Months Ended
                                                         December 31,   December    31, December 31,  December    31,
                                                         1996               1995     1996               1995
                                                         (Unaudited)                 (Unaudited)
Revenues:
 Systems                                                 $3,334        $   2,788     $10,030       $   9,776
 Services                                                2,364             2,500     7,178             7,195
Total revenues                                           5,698             5,288     17,208           16,971
Cost of sales:
 Systems                                                 1,031             1,313     3,460             3,991
 Service                                                 1,909             1,709     5,360             4,808
Total cost of sales                                      2,940             3,022     8,820             8,799
Gross margin                                             2,758             2,266     8,388             8,172
                                                                       -------------               -------------

Expenses:
 Research and development                                797                 879     2,266             2,416
 Marketing, general and administrative                   1,776             2,669     5,509             7,634
 Restructuring charge                                    --                  500       --                500
Total operating expenses                                 2,573             4,048     7,775            10,550
Income (loss) from operations                            185              (1,782)       613           (2,378)

Other expense, net:  Interest income                     1                     1     4                     5
 Interest expense - third party                          (38)               (112)       (227)           (298)
 Interest expense - stockholder                          (108)              (102)       (383)           (284)
Total other expense, net                                 (145)              (213)       (606)           (577)
                                                                       -------------               -------------
Income (loss) before income taxes and extraordinary item 40               (1,995)       7             (2,995)
Provision for income taxes                               --                   --       --                 --
Net income (loss) before extraordinary item              40               (1,995)       7             (2,955)

Extraordinary item:  Gain on the exchange of convertible
 subordinated   debentures                               --                   --     100                  --
Net income (loss)                                        40               (1,995)       107           (2,955)
Series B Preferred Stock dividends                       24                   22     70                   63
Net income (loss) allocable to common stockholders       $16           $  (2,017)       $37        $  (3,018)

Earnings per share:
 Income (loss) per share                                 $.00          $      (0.23)    $.00       $      (0.34)
                                                         ============= ============= ============= =============
Weighted average common and common  equivalent shares
 outstanding                                             23,505            8,731     18,165            8,707

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                (IN THOUSANDS)

                                                                                Nine Months Ended
                                                                                December 31,   December 31,
                                                                                1996               1995
                                                                                         (Unaudited)
Operations:
Net income (loss)                                                               $107          $  (2,955)
Adjustments to reconcile net income to net cash used   for operating
 activities:
Gain on the exchange of Convertible Subordinated Debentures                     (100)                --
Depreciation and amortization                                                   1,194             1,535
Restructuring charge                                                              --                500
Provisions for losses on accounts receivable                                    100                 567
Loss on disposal of property and equipment                                      6                     6
Operating assets and liabilities:  Accounts receivable                          (1,062)            (208)
  Inventories                                                                   (13)               (162)
 Accounts payable and accrued expenses                                          (835)              (762)
 Other current liabilities                                                      (19)                129
 Other assets                                                                   56                  112
                                                                                ------------- -------------
Net cash provided from (used for) operations                                    (566)            (1,238)
Investments:
Additions to property and equipment                                             (360)              (205)
Proceeds from sale of property and equipment                                    6                    --
Capitalized software                                                            (1,053)          (1,039)
                                                                                ------------- -------------
Net cash used for investments                                                   (1,407)          (1,244)
Financing: Proceeds from line of credit from a stockholder                      3,100             3,300
Repayment of line of credit to a stockholder                                    (1,600)          (1,000)
Issuance of common stock                                                          --                  3
Issuance of preferred stock                                                     1                    --
Exercise of warrants                                                            200                  --
Dividends on preferred stock                                                    (70)                (63)
Principal loan payment from Employee Stock Ownership Plan                       237                 257
                                                                                -------------
Net cash provided from (used for) financing                                     1,868             2,497
Net decrease in cash and cash equivalents                                       (105)                15
Cash and cash equivalents at the beginning of the period                        332                 174
                                                                                ------------- -------------
Cash and cash equivalents at the end of the period                              $227          $     189
                                                                                ============= =============
Supplemental Information:  Interest paid                                        $427          $     203
 Conversion of 6% debentures to equity                                          2,000                --
 Conversion of 4% notes to equity                                               4,956                --
 Conversion of accrued interest on 6% debentures to equity                      649                  --

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1996 and the results of its consolidated operations and consolidated cash flows for the interim periods ended December 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, as amended.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities and accrued litigation at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.
The results of consolidated operations for the interim periods ended December 31, 1996 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.

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

On June 30, 1992, the Company obtained a $2,000,000 line of credit with Tudor Trust, (the "investor"), the largest stockholder of the Company. Mr. Jeffrey
L. Neuman, trustee of the investor, also serves as Chairman of the Board of Directors of the Company. The line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. Interest on the line of credit is payable monthly. The Company issued 400,000 shares of common stock and a common stock purchase warrant for 100,000 shares of common stock at an exercise price of $.50 per share to the investor for no additional consideration upon signing of the line of credit. In addition, as required by the line of credit, from September 30, 1992 through June 30, 1993, the Company granted the investor four additional common stock purchase warrants, each covering 100,000 shares of common stock. On September 28, 1993, the Company and the investor amended the line of credit. Under the terms of this amendment: (i) the amount available under the line of credit was increased from $2,000,000 to $2,500,000; (ii) the annual interest rate was reduced from 13% to 10%; and (iii) the term of the line of credit was extended from June 30, 1994 to June 30, 1995. In consideration of such changes, the Company: (i) reduced the exercise price of 200,000 and 100,000 common stock purchase warrants exercisable by the investor from $.50 and $.25 per share, respectively, to $.09 per share (the fair market value of the common stock on September 28, 1993); (ii) issued 200,000 shares of common stock and a warrant to purchase 300,000 shares of common stock at an exercise price of $.09 per share to the investor for no additional consideration; and (iii) agreed to grant the investor up to eight additional warrants, each covering 125,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of issue or $1.00 per share.
On December 3, 1993, the Company and the investor entered into an additional amendment to the line of credit. Under the terms of this amendment, the amount available under the line of credit was increased to $3,000,000. In consideration of this change, the Company: (i) issued 100,000 shares of common stock and a warrant to purchase 500,000 shares of common stock at the fair market value of the common stock on December 3, 1993 and (ii) agreed to grant the investor up to seven additional common stock purchase warrants between December 31, 1993 and June 30, 1995, each covering 200,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of grant or $1.00 per share (these warrants are in lieu of the last seven of the warrants referred to in clause (iii) of the preceding paragraph).

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

   Late in fiscal 1996, management of the Company concluded that, due principally to the significant losses from operations in the third and fourth quarters of fiscal 1996 (which amounted to approximately $1.8 million and $2.5 million, respectively), the Company's $4,000,000 credit line would be insufficient to finance the Company's cash needs during the first quarter of fiscal 1997. Accordingly, after investigating a number of alternative sources of financing, the Company entered into an amendment to its line of credit agreement, effective as of May 31, 1996, pursuant to which (a) the investor agreed to (i) increase the maximum loan amount to $5,000,000, (ii) reduce the interest rate on the line of credit from 10% to 8% per annum, (iii) eliminate any borrowing covenants or conditions that would prevent the Company from accessing the full $5,000,000 of available credit, and (iv) eliminate the requirement for the issuance of additional warrants under the line of credit (which were issuable on a quarterly basis), and (b) in consideration therefor, the Company issued to the investor warrants for 10,000,000 shares of common stock of the Company at an exercise price of $.10 per share (representing the fair market value of the common stock of the Company as of the date of warrant issuance). The Company concludes that no interest charge is necessary regarding this transaction because the exercise price of the warrants is approximately equal to the fair market value of the Common Stock at the time the commitment to issue the warrants arose. In connection with this line of credit amendment, the investor exercised warrants for the purchase of 2,092,500 shares of common stock of the Company, for an aggregate purchase price of $200,000.
As of December 31, 1996, the Company had $4,900,000 outstanding under the amended line of credit. As of February 13, 1997, the Company was fully utilizing the credit available under the amended line of credit. The Company and the investor have agreed in principle on an amendment to the line of credit that would increase the maximum loan amount thereunder from $5,000,000 to $6,000,000. Such amendment would also provide that the investor shall have the sole discretion to decide whether or not to make any and all advances of funds in excess of $5,000,000, and that the investor shall have the right to refuse to make any advances of any such funds in excess of $5,000,000 for any reason or no reason. The Company expects to complete documentation of this amendment in February 1997, but there can be no assurance that it will do so.

In May 1987, the Company issued $25,000,000 of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into common stock at a conversion price of $22.50 per share. Interest on the Debentures is payable annually (on May 5th) and the Debentures may be called by the Company under certain conditions. At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of these Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.
Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $19,035,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of the Company in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and
(ii) 107,095 shares of common stock of the Company per $1,000,000 principal amount of Debentures.

During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995 or 1996. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of February 13, 1997, no such acceleration had occurred or been threatened.
In addition, as of September 30, 1996 the Company had issued promissory notes in an aggregate principal amount of $5,815,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,452,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and December 30, 1998. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. Prior to September 30, 1996, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,709,000 and accrued interest of $2,353,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued
(i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and
(iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the shares of Series B Preferred Stock are convertible. The exchange transactions were completed assuming a fair value of $10 per share of Series B Preferred Stock. As of December 31, 1996, 15% Promissory Notes in an aggregate principle amount of $60,000 and accrued interest of $26,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes, but there can be no assurance that it will do so.

   On September 30, 1996, the Company completed transactions with holders of an aggregate of 80%, or $4,569,000, principal amount of the then outstanding 4% Promissory Notes. Under the terms of the agreement, the holders of the 4% Promissory Notes exchanged their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest was paid in cash as the time of such exchange).
Subsequent to September 30, 1996 and prior to February 13, 1997, the Company entered into agreements with holders of an additional $387,000 principal amount of the outstanding 4% Promissory Notes on substantially the same terms as described above. Accordingly, as of February 13, 1997, the Company had consummated transactions with holders of an aggregate of $4,956,000 principal amount of the outstanding 4% Promissory Notes to convert their principal into equity.
Also, on September 30, 1996, the Company completed transactions with investors holding an aggregate of 59%, or $2,000,000, principal amount of the outstanding Debentures. Under the terms of the agreement, holders of the Debentures exchanged their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33. As of February 13, 1997, a total of $1,375,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $315,000 principal amount, leaving the holders of $1,060,000 principal amount of Debentures unidentified.

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

The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets. There has been no change to the valuation allowance during the nine months ended December 31, 1996.

                                XYVISION, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995 RESULTS OF OPERATIONS

   Revenues for the third quarter of fiscal 1997 were $5,698,000, an increase of $410,000, or 8%, from the same quarter of fiscal 1996. Revenues for the first nine months of fiscal 1997 were $17,208,000, an increase of $237,000, or 1%, from the same period of the previous year. In the third quarter of fiscal 1997, systems revenues increased $546,000, or 20%, from the same quarter of fiscal 1996. For the first nine months of fiscal 1997, systems revenues increased $254,000, or 3%, from the comparable period of fiscal 1996. These increases in revenues are primarily attributable to the continuing strategy of growing a network of domestic and international resellers. For the three and nine month periods ending December 31, 1996, service revenues decreased $136,000, or 5%, and $17,000, or less than 1%, from the comparable periods of the previous year. These decreases are primarily due to decreases in the Publishing division domestic service revenues caused by expiring maintenance contracts.

   For the third quarter of fiscal 1997, gross margins increased to 48% of revenues from 43% in the comparable period of fiscal 1996. For the first nine months of fiscal 1997, gross margins increased to 49% of revenues from 48% of revenues for the comparable period of fiscal 1996. Systems margins for the third quarter of fiscal 1997 increased to 69% of revenues from 53% for the same quarter of fiscal 1996. For the first nine months of fiscal 1997 systems margins increased to 66% of revenues from 59% of revenues for the comparable period of fiscal 1996. This increase in margins is primarily attributable to an increase in the proportion of commercial software sales in the domestic publishing division. For the third quarter of fiscal 1997, service margins decreased to 19% of revenues from 32% for the same quarter of fiscal 1996. For the first nine months of fiscal 1997, service margins decreased to 25% of revenues from 33% for the same period of the previous fiscal year. These decreases in service margins were primarily the result of decreased Publishing division revenues and a higher level of fixed costs, primarily in Contex's European division.

   Research and development expenses, net of capitalized software development costs, were $797,000 and $2,266,000 for the three and nine month periods ended December 31, 1996. These amounts represent decreases of 9% and 6%, respectively, from the comparable periods of fiscal 1996. Capitalized software development costs were $300,000 and $1,053,000 for the third quarter and first nine months of fiscal 1997, respectively, as compared to $302,000 and $1,039,000 for the same time periods of fiscal 1996. Research and development expenses (excluding software development costs) for the third quarter decreased to 14% of revenues from 17% for the same quarter of fiscal 1996. For the first nine months of fiscal 1997, research and development expenses (excluding software development costs) decreased to 13% of revenues from 14% for the same time period of fiscal 1996. The expense decreases were mainly a result of decreased headcount and its associated costs related to the restructuring charge described below.

   Marketing, general and administrative expenses were $1,776,000 and $5,509,000, or 31% and 32% of revenues for the third quarter and the first nine months of fiscal 1997, respectively. These are decreases from $2,669,000 and $7,634,000 for the comparable periods of fiscal 1996, which represented 50% and 45% of revenues, respectively. The decrease was primarily the result of decreased Contex division bad debt expense in the domestic and European markets.

   In the third quarter of fiscal 1996, the Company incurred restructuring charges of $500,000. Included in the charge were approximately $385,000 of severance and employee benefits for the December 1995 work force reduction, a $70,000 write-off of equipment associated with the staff reduction and a write-down of $45,000 for capital assets not expected to contribute to future operations.

   The decrease in interest expense for the third quarter of fiscal 1997 was primarily the result of the conversion of Debentures and 4% Promissory Notes into common stock of the Company described in Note 5 to the consolidated financial statements. The increase in interest expense for the first nine months of fiscal 1997 was primarily a result of the higher average balance in the credit line described below and in Note 4 to the consolidated financial statements.

   The Company's deferred tax assets consist primarily of its net operating loss carryforwards. The Company has a valuation allowance to fully offset future tax benefits of these deferred tax assets. There has been no change in the valuation allowance for the third quarter of fiscal 1997.

   As a result of the 15% Promissory Note exchange program described below and in Note 5 to the consolidated financial statements, the Company accrued dividends on the Series B Preferred Stock. These amounts were $24,000 and $70,000 for the three and nine month periods ending December 31, 1996, respectively, and $22,000 and $63,000 for the comparable periods of the previous fiscal year.

   The Company recorded net income allocable to common stockholders of $16,000 in the third quarter of fiscal 1997 compared to a net loss of $2,017,000 in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, the Company recorded net income allocable to common stockholders of $37,000 compared to a net loss of $3,018,000 for the same period a year ago.

   The Company believes that inflation has not had a material effect on its results of operations to date.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1996, the Company had cash of $227,000, which is a decrease of $105,000 from March 31, 1996. During the first nine months of fiscal 1997, the Company's operating and investment activities used $1,973,000 of cash.

   The Company has a $5,000,000 amended line of credit with Tudor Trust, the largest stockholder of the Company. Mr. Jeffrey L. Neuman, trustee of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. The credit line currently bears interest at a rate of 8% per year, payable monthly. As of December 31, 1996 the Company had an outstanding line of credit balance of $4,900,000. As of February 13, 1997 the Company was fully utilizing the credit available under the amended line of credit. The Company and the investor have agreed in principle on an amendment to the line of credit that would increase the maximum loan amount thereunder from $5,000,000 to $6,000,000. Such amendment would also provide that the investor shall have the sole discretion to decide whether or not to make any and all advances of funds in excess of $5,000,000, and that the investor shall have the right to refuse to make any advances of any such funds in excess of $5,000,000 for any reason or no reason. The Company expects to complete documentation of this amendment in February 1997, but there can be no assurance that it will do so.

   At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $19,035,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of the Company in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and (ii) 107,095 shares of common stock of the Company per $1,000,000 principal amount of Debentures.

   During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995 or 1996. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of February 13, 1997, no such acceleration had occurred or been threatened.

   In addition, as of September 30, 1996, the Company had issued promissory notes in an aggregate principal amount of $5,815,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,452,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and December 30, 1998. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. Prior to September 30, 1996, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,709,000 and accrued interest of $2,353,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued
(i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and
(iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the shares of Series B Preferred Stock are convertible. The exchange transactions were completed assuming a fair value of $10 per share of Series B Preferred Stock. As of December 31, 1996, 15% Promissory Notes in an aggregate principle amount of $60,000 and accrued interest of $26,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes but there can be no assurance that it will do so.

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

   Subsequent to September 30, 1996 and prior to February 13, 1997, the Company entered into agreements with holders of an additional $387,000 principal amount of the outstanding 4% Promissory Notes on substantially the same terms as described above. Accordingly, as of February 13, 1997, the Company had consummated transactions with holders of an aggregate of $4,956,000 principal amount of the then outstanding 4% Promissory Notes to convert their principle into equity.

   Also, on September 30, 1996, the Company completed transactions with investors holding an aggregate amount of 59%, or $2,000,000, principal amount of the Debentures. Under the terms of the agreement, holders of the Debentures exchanged their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33. As of February 13, 1997, a total of $1,375,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $315,000 principal amount, leaving the holders of $1,060,000 principal amount of Debentures unidentified.

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

   Item 3. Defaults upon Senior Securities: Not applicable.

   Item 4. Submission of Matters to a Vote of Security Holders: Not applicable.

ITEM 5. OTHER INFORMATION: NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

 (a)    Exhibit Number    Description
        27                Financial Data Schedule
(B) the Company filed no reports on Form 8-K during
 the quarter for which this report is filed.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  XYVISION, INC.
-----------------------------------------------------------------------------
                                 (Registrant)
February 13, 1997
/s/ Eugene P. Seneta
-----------------------------------------------------------------------------
Eugene P. Seneta
Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)