Form 10-K
period 1997-03-31
XYVISION INC
filed 1997-07-02
CIK 721080

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the fiscal year ended March 31, 1997
                                       or
         [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM ------------- to-------------
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

                               -----------------


       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                          COMMON STOCK $.03 PAR VALUE

                        PREFERRED STOCK PURCHASE RIGHTS

                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             YES[x]NO[]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       []

     The aggregate market value of Common Stock held by non-affiliates on May 31, 1997 was $2,082,445.

     The aggregate market value of Series B Preferred Stock held by non-affiliates on May 31, 1997 was $81,178.

  As of May 31, 1997, the registrant had 14,263,192 shares of Xyvision, Inc.
                               Common Stock, $.03 par value, outstanding.

                               -----------------


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (March 31, 1997) are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
     Item 8 is omitted from the 10-K filing; a Form 12b-25 has been filed.

                               TABLE OF CONTENTS



   ITEM                                                                  PAGE


                                     PART I

Item 1. Business............................................................3

Item 2. Properties.........................................................10

Item 3. Legal Proceedings  ................................................10

Item 4. Submission of Matters to a Vote of Security Holders ...............10



                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
         Matters  .........................................................12

Item 6. Selected Financial Data  ..........................................13

Item 7. Management's Discussion and Analysis of Financial Condition and Results
         of Operations  ...................................................14

Item 8. Omitted from this 10-K filing

Item 9. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure .............................................17



                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............17

Item 11. Executive Compensation  ..........................................17

Item 12. Security Ownership of Certain Beneficial Owners and Management ...17

Item 13. Certain Relationships and Related Transactions  ..................17



                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  18






                          FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact, including without limitation, the statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                                    PART I


ITEM 1. Business


GENERAL

     Xyvision, Inc. ("Xyvision" or the "Company") develops, markets, and supports a family of software products that helps companies create, manage, and distribute large amounts of information; automate the production of paper, electronic, and World Wide Web ("Web") documents; and streamline prepress tasks required for high-quality color printing. The Company combines its software with selected third-party products and professional services to create complete solutions designed to increase productivity, improve quality of final output, and reduce publishing and prepress production costs.

     Founded in 1982 with the goal of introducing a new generation of production publishing systems for commercial publishing and technical documentation, Xyvision in 1983 introduced one of the first integrated publishing systems, later named Xyvision Production Publisher, targeted at the high-end pagination marketplace. This early system pioneered new concepts for automating the production of high-volume, complex documents. In 1989, Xyvision introduced one of the first compound document management systems, Parlance Document Manager ("Parlance"), that addresses the challenges of managing large amounts of information across disparate workgroups. Parlance accelerates information creation and revision, improves the accuracy and timeliness of information, simplifies information distribution as both printed and digital documents, and reduces costs associated with document production. In April 1996, Xyvision introduced WebPorter[TM], a companion product to Parlance, that enables customers to automatically synchronize the creation and update of Web information with other corporate documents. In September 1996, Xyvision also introduced SGML Conductor[TM], which integrates Parlance Document Manager with Adobe(R) FrameMaker(R)+SGML, a leading desktop SGML (Standard Generalized Markup Language) editing application. In February 1997, Xyvision announced the integration and deployment of Parlance with the leading relational database, Oracle7(R), from Oracle Corporation.

     In 1988, the Company acquired Contex prepress systems. Contex operates as a separate division of the Company, with its own line of products and operations staff. Contex's color electronic design and prepress product, RIP 'n' Strip(R), automates full-color design, stripping, and page assembly tasks used in the preparation of color separations for high-quality color printing. In May 1995, Xyvision introduced the Contex Object Library, an object-oriented management system that helps printers and service bureaus find and track various job elements required to prepare a job for color printing. In August 1996, Xyvision signed an exclusive licensing agreement for Eclipse[TM], an industrial-strength image retouching application that provides prepress operators and photo retouchers with a stronger tool set than is typically available with desktop solutions.

     The Company was incorporated in Delaware in November 1982 and its executive offices are located at 101 Edgewater Drive, Wakefield, Massachussetts 01880 (617-245-4100). The Company's home pages are located at http://www.xyvision.com and at http://www.contex.com.


XYVISION PUBLISHING PRODUCTS

     Xyvision publishing products are designed for commercial publishing or inhouse corporate publishing groups that create, edit, publish, print, and/or distribute information. Xyvision solutions reduce costs associated with document production and create opportunities for providing new revenue-generating deliverables at little additional cost.

     Parlance Document Manager addresses the information needs of today's corporate and commercial publishers: managing large amounts of information, publishing information in both paper and electronic media, and leveraging the value of information by enabling information reuse in multiple products. Parlance is an established compound document management system that has been installed at almost 50 corporations around the world. Parlance stores and manages document components, which are typically smaller than a whole document or computer file. Because these elements are stored as individual information objects, workgroups can edit information once and then share and reuse the same information in more than one document. Parlance supports information objects of varying types and sizes, and manages a variety of text and graphics formats, including SGML and word processing data. In addition, Parlance provides version control, built-in workflow, and dynamic document assembly of printed and digital documents.

     Parlance stores data as objects inside relational database technology from two of the leading RDBMS (Relational Database Management System) providers, Oracle and Informix. This combination of object-oriented and relational technologies provides a reliable, transportable storage environment that can handle large amounts of complex data types and provide fast data access. The use of proven, industry-standard database technology makes Parlance compatible with most existing corporate database environments.

     New Parlance customers in fiscal 1997 include ASM International, Inso Corporation, Newport News Shipbuilding, Raytheon Service Company, Royal Australian Air Force, Sorman Information A.B. (Sweden), Underwriters Laboratories, and Wolters Kluwer (Belgium).

     Xyvision markets Parlance with Xyvision Production Publisher and an SGML editor from ArborText or SoftQuad under the name SGML Publishing Solution. This complete SGML publishing package is designed for workgroups who want to manage and output SGML data as printed documents with such demanding composition requirements as looseleaf update insert pages, intricate tables, or complex footnotes.

     SGML Conductor combines Adobe's popular FrameMaker+SGML with Parlance into a complete solution for managing SGML data. With this product users can create, update, and manage SGML data from within a familiar FrameMaker environment. The Company expects to begin commercial shipment of SGML Conductor during the first quarter of fiscal 1998 and believes that this product will significantly expand the market for Parlance based on the large established base of an estimated 50,000 FrameMaker users.

     WebPorter coordinates the information that is published on an internal or external Web site with the Parlance database, enabling customers to automatically synchronize the creation and update of Web information with other corporate documents. This technology can dramatically reduce the time required to maintain Web site data and ensure that the Web information is the most current information available. In fiscal 1997 Xyvision installed WebPorter systems at CTA Incorporated and the U.S. Space Command.

     Xyvision Production Publisher (XPP) shortens production cycles and reduces publishing production costs by automating composition and pagination of high-volume, typographically-demanding documents. XPP is a powerful solution for corporate and commercial publishers who want to streamline and automate the production of complex documents-from the input of text and graphics to the output of fully composed and paginated pages, film separations, or electronic output. Advanced features include batch composition, interactive Display PostScript editor, automatic import and placement of graphics, spot and process color separation, powerful tabular and math composition, extensive footnoting capabilities, automatic looseleaf composition, commercial-quality typographic controls, and output in multiple formats including HTML for the World Wide Web, and PDF-enabled PostScript for Adobe Acrobat.

     XPP can enable customers to significantly shorten production time and reduce costs associated with the publishing process. The Company believes the speed, power, and background processing capabilities of Xyvision Production Publisher make it the most versatile and powerful batch composition system available today.

     New Xyvision Production Publisher customers in fiscal 1997 include Allied Signal, British Aerospace Jet Stream Division (Scotland), Cadmus Financial Communications, CJS TAPSCO, Douglas Aircraft, Engineering Novara (Italy), Euredit (France), Farnell Components (England), Kerry Press (England), Telia (Sweden and Denmark), and Transquest Information Solutions.

     Xyvision introduced a new software option for XPP users in fiscal 1997 called XyEDGAR that easily converts Xyvision typeset files directly into the EDGAR (Electronic Data Gathering Analysis and Retrieval) format required by the Securities and Exchange Commission (SEC) for many reports and documents filed with the SEC. Financial printers who file financial documents electronically on behalf of their customers, or who provide preprocessed materials for their customers to file themselves, need software that enables them to use the same source file for both the typeset and electronic version. Xyvision's XyEDGAR module enables XPP users to automatically produce the electronic filing directly from the master typeset version within minutes after final changes have been made. Xyvision believes that XyEDGAR can provide significant time savings for financial printers who file reports and documents electronically with the SEC.

     In fiscal 1997, Xyvision began marketing Xyvision Production Publisher as an embedded technology. One OEM customer, IBM Global Systems, integrated XPP into IBM's Information Workbench project, a set of authoring and production tools that is expected to support over 40 IBM development and translation sites in over a dozen countries around the world.

     Xyvision publishing solutions currently operate on UNIX-based servers and workstations from Sun Microsystems and IBM. Parlance supports Windows client software running under Microsoft Windows 3.1, Windows 95, and Windows NT. Xyvision will continue to expand its hardware platform support to provide customers with the best technologies available to meet the demanding needs of information-intensive document management and publishing.


Contex Prepress Products


     The Contex family of color electronic design and prepress software shortens the production cycle and reduces costs by automating full-color design, stripping, and page assembly operations used to produce packaging, inserts, advertisements, brochures, catalogs, and other high-quality color printed materials.


     RIP'n'Strip automates full-color stripping and page assembly operations used to produce packaging, inserts, advertisements, brochures, catalogs, and other high-quality color printed materials. RIP'n'Strip is in use at commercial printing establishments, color prepress trade houses, and in corporate printing establishments where high quality and high-volume production require more power than is generally available from desktop systems.


     Contex issued three releases of RIP'n'Strip, 4.6, 5.0, and 5.1, in fiscal 1997. These releases kept the Contex product line up-to-date with new hardware releases and updated operating systems from Silicon Graphics, in addition to resolving many maintenance issues. RIP'n'Strip provides an efficient, automatic PostScript production path for catalog, publication, and general commercial pages. RIP'n'Strip reads a PostScript page, handles high-resolution continuous-tone picture replacement, performs automatic trapping with user-specified trap parameters, imposes pages for printing plates and sends jobs to imagesetters or platesetters.


     New Contex RIP'n'Strip customers in fiscal 1997 include MAR Print (Brazil), RPP Enterprises, J.C. Otto, Touchmark, Classic Graphics, and Accent on Color .


     Contex Eclipse is powerful, productive, and versatile image editing software for professional artists and retouchers, with features for image editing, compositing, retouching, correction, image warping, filter effects, and color separations. More than 1100 licenses for Eclipse are in use worldwide today in graphic arts prepress, publishing, retouching companies, and digital studios, whether designing for print, film, video, or other digital media. In August 1996, Xyvision signed an exclusive licensing agreement with Alias|Wavefront, a division of Silicon Graphics Inc., pursuant to which Contex became the exclusive licensor for Eclipse and will continue to develop and enhance the product's functionality and continue to support the existing user base, with emphasis on customers with software maintenance agreements. In November 1996 Contex began shipping Eclipse Release 3.0.


     In fiscal 1997, Xyvision sold approximately 100 new Eclipse licenses, to such companies as BMW (Germany), Audi (Germany), Volkswagen (Germany), Wace (England), RobertLam (Hong Kong) and Goodyear. Existing Eclipse customers include manufacturing companies such as Mattel Toys Inc., Renault, Chrysler, General Motors, LLadro, The Franklin Mint, Lever Bros. Co. and professional photographic studios such as Dan Lim, (Canada), Fotostudio Iver Hansen (Germany), Labtec Servicios Fotograficos (Brazil), and Particle Studios. Graphic arts prepress companies include: Imaginex Inc. (Canada), Asahi Offset (Japan), Bell Litho, and the Mandel Company.


     The Contex Object Library is a database and image archive system for Contex customers. The Object Library provides component management for jobs produced in the Contex prepress workflow, tracks local and archived files, and provides event tracking and time keeping for work processed throughout the system.


     The Object Library is used by commercial printers, label manufacturers, color trade houses, and corporate publishers to manage prepress job elements and workflow. The Object Library contains active managers to automatically register files to the database, automatically track and record events that happen to the files once they are registered, and either interactively or automatically manage the archiving of jobs in the system.


     New customers for the Contex Object Library fiscal 1997 include Piedmont Label, Printing Ink, and Norfolk Press, Ramallo Brothers (Puerto Rico), and ScandiColor (Denmark).


     While Contex systems provide capabilities to enhance the generation of quality color materials, they are primarily purchased to improve productivity. Contex software operates on UNIX-based RISC workstations and servers from Silicon Graphics, Inc. This hardware is used because of its leading capabilities for interactive manipulation of complex color images.

MARKETS, APPLICATIONS AND CUSTOMERS

     Within the broad market for computer-based electronic publishing, information management, and printing technologies, the Company targets its marketing efforts primarily at three key application segments: technical documentation, commercial publishing, and color electronic design and prepress.


     Technical Documentation is produced by corporations and product manufacturers in support of a product or service. The application segment includes aerospace, automotive, heavy equipment, computers, electronics, telecommunications, software developers, and transportation companies who publish such documents as maintenance manuals, transportation directories, and end-user documentation. These publications often have a long shelf life, need frequent revisions, and require output in a variety of formats including Interactive Electronic Technical Manuals (IETMs), Standard Generalized Markup Language (SGML), Hypertext Markup Language (HTML), Portable Document Format
(PDF), and looseleaf paper manuals.

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

     Xyvision customers in the technical documentation segment include: Allied Signal, Boeing Helicopters, British Aerospace, Consolidated Freightways, Cummins Engine, Embraer (Brazil), Gulfstream Aerospace, McDonnell Douglas Aerospace, Ford Motor Co., Pratt & Whitney Canada, Raytheon Service Company, Royal Australian Air Force, and Sikorsky Aircraft.

     Commercial Publishing target customers include commercial printers and trade service bureaus, book and journal publishers, legal publishers, professional associations, financial services and insurance companies, government agencies, and wholesale distributors. In order to remain competitive, service providers must offer a variety of services in support of document production and delivery.

     Commercial publishers, such as legal publishers and professional associations, have increasingly been faced with the need to better manage information content, versions, and workflow. Parlance Document Manager provides these companies with a complete information management solution that reduces costs, shortens the production cycle, and enables customers to generate new revenue by repackaging existing information into new publications or media.

     Xyvision customers in the commercial publishing sector include AAA, ASTM, American Institute of Physics, American Chemical Society, American Medical Association, Bureau of National Affairs, Cadmus Journal Services, Capital Printing Systems, Daniels Printing, Grafikon (Belgium), Idea Institute (Japan), Inso Corporation, Merck & Co., R.R. Donnelley & Sons, Reed Elsevier, TVSM, Tweddle Litho, Underwriters Laboratories, ValueLine, Inc. and Wolters Kluwer.

     Color Electronic Design and Prepress target customers include commercial trade shops, printers, packaging convertors, prepress service companies, and consumer goods companies that specialize in packaging, advertising, catalogs, brochures, promotional displays and similar printed material that involves complex layout of color elements.


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


     For each of these groups, success depends significantly on their ability to make the path from design through production completely electronic. They need to be able to create an open-systems environment that allows them to accept data in any format, at any time and to manage projects and people for efficient use of available resources. Contex products automate the production process, improve the quality of the finished piece and reduce production time and cost.

     Xyvision's customers in the color electronic design and prepress application segment include: Akerlund & Rausing (Sweden), Banta/Color Response, Field Packaging (U.K.), DAR Projects (U.K.), Kimberly Clark, HEL Productions (Australia), Novacel (Mexico), Lincoln Graphics, Prestige Graphics (Malaysia), Schawkgraphics, Scandicolor (Denmark), Schmalbach-Lubeca (Germany), Southern Graphics, and Litho Plus (Canada).


STRATEGY

     The Company's objective is to be the leading supplier of high-end solutions that solve the demanding requirements of commercial and corporate publishers. The Company also strives to provide a family of cost-

effective, high-quality solutions that meet the specific needs of the high-end prepress market. To achieve these objectives, the Company plans to enhance existing technology, focus on the SGML/XML market, and expand technology relationships.

     Enhance Existing Technology. The Company's strategy is to continue to add functionality to its existing product line to keep pace with technological change, remain competitive in the high-end publishing and prepress markets, and respond to each customer's unique needs. Xyvision expects to enhance its products by adding new features and capabilities, making its products compatible with emerging technologies, and marketing its software in packaged solutions that are easier to install and support. In addition, the Company plans to market one or more of its products as embedded technologies in high-end solutions offered by other companies.

     Focus on the SGML/XML Market. The Company plans to focus its development and marketing efforts for its publishing products on the SGML/XML (Extensible Markup Language) market. Xyvision's Parlance Document Manager was one of the first products introduced that managed SGML information and Xyvision believes that Parlance is a leader in component-based, SGML document management. The introduction of XML from the W3 Consortium this year could greatly expand the SGML market potential to include a large number of corporations who currently rely on HTML (Hypertext Markup Language) for publishing information on the World Wide Web. Xyvision intends to include XML as part of its SGML development and marketing efforts for both Parlance and Xyvision Production Publisher.

     Expand Technology Relationships. The Company intends to accelerate the introduction and acceptance of its products through selected strategic technology relationhips. Companies with which Xyvision currently has relationships include Adobe Systems, ArborText, Omnimark Technologies, Oracle Corporation, Informix, Sun Microsystems, IBM Corporation, Silicon Graphics Inc., Scenic Soft, and Harlequin. Xyvision intends to leverage the market share and product identity of these companies by participating in joint marketing and sales activities.In addition, Xyvision plans to integrate additional selected third-party technology with its products and continue to market Xyvision Production Publisher as an OEM technology.


PROFESSIONAL SERVICES

     Xyvision provides customers with a comprehensive range of services that includes systems integration, production analysis, implementation planning, onsite and classroom training, applications support, program management, remote diagnostics, process reengineering, document analysis, and Web consulting. With over twelve years of corporate experience in integrating and delivering solutions for a wide range of publishing environments, Xyvision service professionals are experts in analyzing and implementing large-scale document management, publishing, and electronic delivery systems.

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


     Revenues from Xyvision professional services including maintenance were 36%, 42%, and 42% of overall revenues during fiscal 1995, 1996, and 1997 respectively.

SALES AND DISTRIBUTION

     Xyvision Publishing Systems. In the United States and Canada, Xyvision markets its products and related services primarily through its direct sales force. In fiscal 1997, the Company increased its marketing efforts with systems integrators in North America by introducing the VIP (VAR/Integrator Partner) program for reselling and supporting Xyvision solutions. In fiscal 1997, the Company signed reseller agreements with several new integrators including ISSC, ISOGEN, and CTA Incorporated.

     The Company maintains a European sales and support headquarters in England. In fiscal 1997, Xyvision opened an additional office in Marburg, Germany and intends to add additional offices in Europe and Australia. The Company also resells its products through selected distributors in Europe, Africa, and Asia. In fiscal 1997, the Company signed an agreement with Human Computers in Seoul, Korea to resell and distribute Xyvision software.

     Contex Prepress Systems. Xyvision markets its Contex software and associated services primarily through a worldwide network of value added resellers with appropriate applications support and systems integration skills called Contex Prepress Partners.


RESEARCH AND DEVELOPMENT

     The market for the Company's products is characterized by rapid technological change that requires the continuing enhancement of existing products and the development of new products. During the past three fiscal years, the Company's investments in product development and engineering, before the capitalization of software costs, have ranged from 18% to 20% of the Company's total revenues.

     In the future, the Company's product development efforts will focus on continuing to enhance its open- architecture systems, increasing the price/performance of its products and developing software for specific application needs. The Company believes it will have to continue to invest a significant portion of its revenues in development to remain competitive in its markets.


COMPETITION

     The markets for Xyvision products are characterized by intense competition, rapid technology developments, and frequent new product introductions. Xyvision's future success will depend on its ability to enhance its existing products on a timely basis, meet changing customer needs, and respond to emerging standards and other technological changes.

     Competition is usually based on price/performance, functionality differences, quality and extent of service and support, and the financial strength of the vendor.

     For sales of Parlance Document Manager, Xyvision principally competes with Documentum, Texcel, and Chrystal (a Xerox New Enterprise Company). For sales of Xyvision Production Publisher, competitors include CCI Europe, Miles 33, and Datalogics. For Contex prepress products, the Company competes primarily with Barco/Disc, Dainippon Screen, Linotype-Hell, Dalim, Scitex, and a variety of desktop products.


MANUFACTURING AND SUPPLIERS

     Xyvision's Contex family of prepress systems is based on workstations and operating systems from Silicon Graphics, Inc. The Company's document management and publishing product lines work with operating systems and hardware platforms from Sun Microsystems and IBM. The Parlance product is packaged with a variety of third-party technology including RDBMS from Oracle or Informix and the Verity search engine. XPP relies on Adobe's PostScript output language and Display PostScript viewing technology. A significant interruption in supply from these vendors to either the Company or the Company's customers would have a material adverse effect on the Company.


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

     Xyvision, PackageMaker, RIP'n'Strip, SmarTrap, and RoboRIP are registered trademarks of the Company. The Company also uses the following trademarks; WebPorter, SGML Conductor, Contex, Contex Professional, Contex Prepress Partners, DotBox, and The Contex Object Library. All other trademarks and trade names referred to in this Annual Report are the property of their respective owners.

     The Company has acquired non-exclusive licenses for certain software from several companies. These licenses permit the Company to grant sublicenses to its customers. Loss of the Company's rights to grant sublicenses to its customers on some of these software products could have a material adverse effect on the Company.


EMPLOYEES

     As of March 31, 1997, the Company employed 162 persons, which included 47 in research and development, 36 in sales and marketing, 55 in customer support, and 24 in finance and administration.

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


RISK FACTORS

     In addition to other information contained in this report, prospective investors should carefully consider the following factors when evaluating the Company and its business.

     Future operating results of the Company will depend upon many factors including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the timing of individual license transactions, the delay or deferral of customer implementations, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic political conditions. The Company's sales generally reflect a relatively high amount of revenues per order. The loss or delay of individual orders, therefore, could have a significant impact on the revenues and quarterly results of the Company. In addition, the timing of license revenue is difficult to predict because of the length of the Company's sales cycle, which is typically six to twelve months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. In addition, the Company has experienced financial difficulties in recent years and it is dependent upon a credit line from its principal stockholder to meet its working capital needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." As a result of these factors, operating results for any quarter are subject to significant variation, and there can be no assurance as to the Company's future financial success.

ITEM 2.  Properties


     The Company's executive, administrative, research and development, and home office sales support facilities, which consist of approximately 77,214 square feet of office space, are located in Wakefield, Massachusetts. The Company occupies this facility under a lease which expires in February 1998.

     The Company also leases smaller sales and service facilities at other locations in the United States and abroad.


ITEM 3. Legal Proceedings


     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or which any of their properties is subject. In the opinion of management, the Company is not a party to any litigation which it believes could have a material adverse effect on the Company or its business.


ITEM 4. Submission of Matters to a Vote of Security Holders


     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 31, 1997.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:


NAME----            AGE--    POSITION------
Kevin J. Duffy  ... 42       President and Chief Operating Officer
Eugene P. Seneta    52       Vice President, Chief Financial Officer,
                              Treasurer and Secretary
Paul J. Woods   ... 47       Senior Vice President and General Manager,
                              Contex Group
James G. Hickey ... 43       Vice President, Business Development and
                              Managing Director, Europe
Michael S. Borin    55       Vice President, Human Resources

     Mr. Duffy joined Xyvision in June 1983 and was elected President and Chief Operating Officer in August 1996. In December 1995 he was promoted to Senior Vice President and General Manager, Xyvision Publishing Group. From April 1991 to December 1995 he served as Vice President, North American Sales. Immediately prior to this position, Mr. Duffy served as Director, Eastern Region Sales, a position he assumed in January 1990. Previously, he held a variety of sales, support, and marketing positions for the Company, including commercial sales manager, customer support manager, and pre-sales support manager.

     Mr. Seneta joined Xyvision in June 1990 as Manager of Contract Administration and was elected Treasurer and Secretary in February 1994. In December 1995 he was promoted to Vice President and Chief Financial Officer. From May 1991 to February 1994, he served as Corporate Controller.

     Mr. Woods joined Xyvision in 1990 as Director of Sales and Marketing, Xyvision Color Systems, and in 1993 he was promoted to Vice President, Americas. In December 1995 he was appointed Senior Vice President and General Manager, Contex Group. Prior to 1990, he had been a sales manager for Compugraphic, Vice President for the North American field operations for Atex, a division of Eastman-Kodak, and national accounts manager at Scitex America.

     Mr. Hickey joined the Company in October 1987 and serves as Vice President of Business Development. In June 1992, he was given general management responsibility for Xyvision Publishing Systems activities in Europe and in 1996 he was given sales responsibilities for the Asia/Pacific marketplace. From 1987 to 1990, he served as aerospace market manager and director of product marketing for Xyvision.

     Mr. Borin joined the Company in May 1989 as Manager, Human Resources. In January 1992 he was promoted to Director, Human Resources. In September 1995 he became Vice President, Human Resources.

     Each officer serves at the discretion of the Company's Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

                                    PART II


ITEM 5. Market for the Registrant's Common Stock and Related Stockholder
Matters


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

                                                                         HIGH         LOW
    FISCAL YEAR ENDED MARCH 31, 1996--------------------------
    April 1 - June 30  ..........................................     $    .53     $   .50
    July 1 - September 30 .......................................          .79         .47
    October 1 - December 31  ....................................          .47         .41
    January 1 - March 31  .......................................          .34         .22
    FISCAL YEAR ENDED MARCH 31, 1997--------------------------
    April 1 - June 30  ..........................................     $    .36     $   .19
    July 1 - September 30 .......................................          .44         .32
    October 1 - December 31  ....................................          .75         .37
    January 1 - March 31  .......................................          .75         .50

     As of June 23, 1997, there were approximately 664 stockholders of record. No cash dividends have been paid on the Common Stock since Xyvision's formation. The Company does not expect to pay cash dividends on the Common Stock in the foreseeable future.


     During the fiscal year ended March 31, 1997, the Company continued its debt restructuring efforts begun in March 1992. Pursuant to these efforts, the Company consummated exchange transactions during fiscal 1997 with certain holders of the Company's outstanding 6% Convertible Subordinated Debentures, 15% Promissory Notes and 4% Promissory Notes, pursuant to which the Company issued various combinations of 4% Promissory Notes, shares of Common Stock and shares of Series B Preferred Stock in reliance upon the exemption from registration set forth in Section (a)(9) of the Securities Act. No underwriters were engaged in connection with such issuances. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


     On May 31, 1996, pursuant to, and in consideration for, an amendment to the Company's line of credit with Tudor Trust, the Company issued to Tudor Trust warrants for the purchase of 10,000,000 shares of Common Stock at an exercise price of $.10 per share in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. No. underwriters were engaged in connection with such issuance. See Note 7 to Notes to Consolidated Financial Statements.

ITEM 6. Selected Financial Data


     The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                                           FISCAL YEAR ENDED
                                           _____________________________________________________________________
                                           MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,      MARCH 31,
                                           1993          1994          1995          1996           1997
                                           __________    __________    __________    __________    __________
                                           (in thousands, except per share data)
  INCOME STATEMENT DATA
  Revenues  .............................. $  23,846     $  23,865     $  24,559     $  22,414      $   22,234
  Gross margin ...........................    10,626        11,907        12,045        10,170          10,406
  Operating expenses .....................    13,833        11,815        11,205        15,077          10,765
  Income (loss) from operations  .........    (3,206)           92           840        (4,907)           (359)
  Income (loss) before income taxes
   and extraordinary item  ...............    (4,079)         (479)          321        (5,707)         (1,109)
  Net income (loss) allocable to common
   stockholders (1)  .....................     1,631           301           286        (5,793)         (1,103)
  Net income (loss) per share (1)   ...... $     .24     $     .04     $     .03     $    (.66)     $     (.09)
  Weighted average common and common
    equivalent shares outstanding   ......     6,908         8,224        10,033         8,726          12,097
  FINANCIAL POSITION
   Cash, cash equivalents and short-term
   investments ........................... $     577     $     312     $     174     $     332      $      261
  Working capital (deficit)   ............    (4,115)       (8,961)       (3,200)       (6,751)         (5,184)
  Total assets ...........................    12,846        12,505        13,137        10,281           9,977
  Long-term debt  ........................     7,445         1,706         4,655         5,421             165
  Stockholders' deficit .................. $  (7,295)    $  (6,674)    $  (4,116)    $  (9,244)     $   (2,217)
  OTHER INFORMATION
  Research and development expenditures,
   including capitalized software costs    $   4,041     $   4,586     $   4,410     $   4,512      $    4,381

--------------------------------------------------------------------------------


     (1) Fiscal 1993 results include an extraordinary item for a gain of $5,709, or $.83 per share, from the exchange of Debentures for unsecured, unsubordinated promissory notes, and shares of common stock (also, see Note 8 of the Notes to Consolidated Financial Statements).

     Fiscal 1994 results include an extraordinary item for a gain of $780, or $.10 per share, from the exchange of Debentures for unsecured, unsubordinated promissory notes, and shares of common stock (also, see Note 8 of the Notes to Consolidated Financial Statements).

     Fiscal 1997 results include an extraordinary item for a gain of $100, or $.01 per share, from the exchange of Debentures for unsecured, unsubordinated promissory notes, and shares of common stock (also, see Note 8 of the Notes to Consolidated Financial Statements).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

     Revenues decreased 9% from $24,559,000 in fiscal 1995 to $22,414,000 in fiscal 1996 and decreased 1% from $22,414,000 in fiscal 1996 to $22,234,000 in fiscal 1997. In fiscal 1996 system revenues decreased 17% from fiscal 1995 due primarily to reduced sales of Contex Prepress Systems in domestic markets. In fiscal 1997 system revenues decreased 2% primarily as a result of decreased Publishing Pacific Rim and Contex Prepress Systems European sales. In fiscal 1996 service revenues increased 6% from fiscal 1995 primarily due to increased international maintenance, training and integration service revenues in both Contex and Publishing business groups. In fiscal 1997 service revenue increased less than 1% primarily due to increased Contex Prepress Systems European maintenance, training and integration service revenues partially offset by reduced maintenance revenues in the Contex domestic and Publishing domestic and European business groups.

     Gross margins decreased from 49% of revenues in fiscal 1995 to 45% of revenues in fiscal 1996 and increased to 47% of revenues in fiscal 1997. System margins decreased from 58% of revenues in fiscal 1995 to 55% of revenues in fiscal 1996 and increased to 63% of revenues in fiscal 1997. The decrease in fiscal 1996 was primarily the result of a combination of decreased operational efficiencies resulting from the need for senior management to focus on the restructuring effort and an increase in the proportion of hardware sales in the European market for the Contex division. The increase in fiscal 1997 was primarily the result of the increase in the proportion of domestic commercial software sales. Service margins decreased from 33% of revenues in fiscal 1995 to 32% of revenues in fiscal 1996 and decreased further to 24% of revenues in fiscal 1997. The decrease in service margins in both fiscal 1996 and fiscal 1997 was the result of a decrease in Publishing division revenues and higher level of fixed costs, and increased proportion of third party training and consulting expenses, which have a lower gross margin than the Company's internal services.

     Research and development expenses, including capitalized software development costs, were $4,410,000, $4,512,000 and $4,381,000 for fiscal 1995,
1996 and 1997, respectively. These amounts represented 18%, 20% and 19% of revenues, respectively. Capitalized software costs were $1,413,000, $1,087,000 and $1,477,000 in fiscal 1995, 1996 and 1997, respectively. The increase in research and development expenditures from fiscal 1995 to fiscal 1996 was mainly the result of increased headcount and its associated costs. The decrease in research and development expenditures from fiscal 1996 to fiscal 1997 was primarily due to decreased headcount and other cost control efforts in the Publishing division. Research and development costs, excluding capitalized software development costs, were 12%, 15% and 13% of revenues during fiscal 1995, 1996 and 1997, respectively.

     Marketing, general and administrative expenses increased from $8,208,000 (or 33% of revenues) in fiscal 1995 to $11,152,000 (or 50% of revenues) in fiscal 1996 and decreased to $7,861,000 (or 35% of revenues) in fiscal 1997. During fiscal 1996 significant increases occurred in payroll, travel and trade show expenses, primarily in Europe, reflecting the Company's strategy to grow its international markets. The increase in fiscal 1996 also reflects increases to the Company's bad debts allowances, primarily for the Contex business group. The decrease from fiscal 1996 to fiscal 1997 was primarily due to cost awareness and containment.

     During fiscal 1996, the Company incurred restructuring charges of $500,000. Included in the charge were approximately $385,000 of severance and employee benefits for the December 1995 workforce reduction, a $70,000 write-off of equipment associated with the staff reduction and a write-down of $45,000 for capital assets not expected to contribute to future operations.

     Interest income was $9,000, $7,000 and $7,000 in fiscal 1995, 1996 and 1997, respectively. The low amount of interest income in each of the fiscal years was due to the Company's low level of cash available for investing. Interest expense from third parties was $284,000, $424,000 and $263,000 in fiscal 1995, 1996 and 1997, respectively. Interest expense from third parties includes the interest obligation on the Company's 6% Convertible Subordinated Debentures (the "Debentures") and the quarterly interest payments on the 4% Promissory Notes. The increase in the fiscal 1996 interest expense was primarily due to the impact of the program to exchange 15% Promissory Notes for equity securities and 4% Promissory Notes (also, please see Note 8 of the Notes to Consolidated Financial Statements). Interest expense decreased in fiscal 1997 as a result of the program to exchange the Debentures and 4% Promissory Notes for equity securities (also please see note 8 of the Notes to Consolidated Financial Statements) . Interest expense with Tudor Trust, the largest Stockholder of the Company, was $244,000, $384,000 and $494,000 in fiscal 1995, 1996 and 1997 (also, please see Note 7 of the Notes to Consolidated Financial Statements).

     During fiscal 1997, the Company entered into exchange transactions with certain investors holding Debentures in the aggregate principal amount of $370,000. These Debenture holders exchanged their Debentures for (i) an unsecured, unsubordinated promissory note of the Company, in the principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, which bears interest at 4% per year (payable quarterly) and matures 30 months from issuance, and (ii) 137,000 shares of common stock of the Company per $1,000,000 principal amount of Debentures exchanged, and (iii) 13,000 shares of Series B preferred stock per $1,000,000 principal amount of Debentures exchanged. As a result of the 1997 exchanges, the Company realized an extraordinary gain of $100,000, or $.01 per share.


     As a result of the 15% Promissory Note exchange programs described on Note 8 to the consolidated financial statements, the Company accrued dividends of $35,000, $86,000 and $94,000 on the Series B Preferred Stock during fiscal 1995, 1996 and 1997, respectively.


     Net income allocable to common stockholders was $286,000 for fiscal 1995. The Company recorded net losses allocable to common stockholders of $5,973,000 and $1,103,000 for fiscal 1996 and 1997, respectively.


     The Company believes inflation has not had a material effect on its results of operations to date.


LIQUIDITY AND CAPITAL RESOURCES


     At March 31, 1997, the Company had cash and cash equivalents of $261,000, which is a decrease of $71,000 from the previous fiscal year end. Approximately $35,000 of cash was used by operations and approximately $1,974,000 of cash was used in investing activities in fiscal 1997. The Company plans to continue its aggressive efforts of managing working capital.


     In fiscal 1997 the Company invested $1,980,000 in capital assets, including $1,477,000 of capitalized software costs, reflecting the Company's continuing commitment to its product development programs. The Company anticipates it will continue to invest in capital assets as required to support its product development efforts and general business needs in future periods.


     As of March 31, 1997, the Company had a $5,000,000 amended line of credit with Tudor Trust, the largest stockholder of the Company. Mr. Jeffrey L. Neuman, trustee of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. The credit line currently bears interest at a rate of 8% per year, payable monthly. As of March 31, 1997 the Company had an outstanding line of credit balance of $4,900,000. In early fiscal 1998, the Company and the investor agreed in principle on an amendment to the line of credit that would increase the maximum loan amount thereunder from $5,000,000 to $6,000,000. Such amendment would also provide that the investor shall have the sole discretion to decide whether or not to make any and all advances of funds in excess of $5,000,000, and that the investor shall have the right to refuse to make any advances of any such funds in excess of $5,000,000 for any reason or no reason. As of June 27, 1997, the Company was fully utilizing the credit available under the amended line of credit.


     At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.


     Between March 10, 1992 and September 30, 1996, the Company consummated restructuring transactions with the holders of a total of $19,035,000 principal amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of the Company in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and (ii) 107,095 shares of common stock of the Company per $1,000,000 principal amount of Debentures.


     During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995, 1996 or 1997. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of June 27, 1997, no such acceleration had occurred or been threatened.

     In addition, as of March 31, 1997, the Company had issued promissory notes in an aggregate principal amount of $5,815,000 in connection with the Debenture exchange transactions described above, the interest on which accrues at a rate of 15% per year and is $2,452,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and December 30, 1998. In order to relieve itself of the payment obligations on the Promissory Notes, in fiscal 1995 the Company began a program to restructure the Promissory Notes. Prior to September 30, 1996, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,709,000 and accrued interest of $2,353,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued (i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and (iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the shares of Series B Preferred Stock are convertible. The exchange transactions were completed assuming a fair value of $10 per share of Series B Preferred Stock. As of March 31, 1997, 15% Promissory Notes in an aggregate principle amount of $60,000 and accrued interest of $26,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes but there can be no assurance that it will do so.


     As of March 31, 1997, the Company has completed transactions with holders of an aggregate of $4,974,000 principle amount of the then outstanding 4% Promissory Notes. Under the terms of the exchange agreements, the holders of the 4% Promissory Notes exchanged their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest was paid in cash as the time of such exchange). The Company has accounted for the conversions as a contribution of capital by significant shareholders.


     On September 30, 1996, the Company completed transactions with investors holding an aggregate amount of $2,000,000 principal amount of the Debentures. Under the terms of the agreement, holders of the Debentures exchanged their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33. As of March 31, 1997, a total of $1,375,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $315,000 principal amount, leaving the holders of $1,060,000 principal amount of Debentures unidentified. The Company has accounted for the conversions as a contribution of capital by significant shareholders.


     The Company continues to negotiate, in good faith, with as many of the remaining holders of Debentures, 15% Promissory Notes and 4% Promissory Notes as possible. However, despite the progress that has been made, the Company can still give no assurance about the outcome of these restructuring efforts and does not expect the matters to be resolved in the near future. If the Company is unable to enter into exchange transactions with the remaining holders, and such holders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.



     The Company anticipates that its cash requirements for fiscal 1998 will be satisfied mainly from its credit line, assuming the continued forbearance by the Debentureholders and the availability of increased borrowings under the credit line should the Company require them. However, there can be no assurance that such forbearance will continue or that the investor will advance any funds in excess of $5,000,000 under the credit line. In addition, the Company anticipates an increased level of cash requirements in fiscal 1998 and has begun negotiations to amend its credit line to facilitate increased borrowing. There can be no assurance, however, that such negotiations will be successful or that increased borrowings will be available under the Company's credit line. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                 XYVISION, INC.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure


     Not Applicable.


                                   PART III


ITEM 10. Directors and Executive Officers of the Registrant


     Information required by this item (i) will be included under the headings "Directors and Nominees for Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement"), which information is incorporated herein by reference, and (ii) is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.


ITEM 11. Executive Compensation


     Information required by this item will be included under the headings "Director Compensation," "Compensation of Executive Officers", and "Agreements with Senior Executives" in the 1997 Proxy Statement, which information is incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management


     Information required by this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement, which information is incorporated herein by reference.


ITEM 13. Certain Relationships and Related Transactions


     Information required by this item will be included under the heading "Certain Transactions" in the 1997 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   a. (1) Financial Statements

     The following financial statements of Xyvision will be included in Part II, Item 8.
                                                                     PAGE(S) IN
                                                                      FORM 10-K
   Report of Independent Accountants   ....................................17
   Consolidated Balance Sheets-March 31, 1997 and 1996   ..................18

   Consolidated Statements of Operations
    for the years ended March 31, 1997, 1996 and 1995    ..................19

   Consolidated Statements of Cash Flows
    for the years ended March 31, 1997, 1996 and 1995 .....................20

   Consolidated Statements of Changes in Stockholders' Deficit
    for the years ended March 31, 1995, 1996 and 1997    ..................21

   Notes to Consolidated Financial Statements   ........................22-32

   a. (2) Financial Statement Schedules

   Financial statement schedules have been omitted because they are either not required, not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

   b. Reports on Forms 8-K

     No reports on Form 8-K were filed in the last quarter of the Company's fiscal year ended March 31, 1997.

   c. Exhibits

   The Exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               XYVISION, INC.
Date:
June 27, 1997
                               /s/ Eugene P. Seneta
                               ------------------------------------------------



                               Eugene P. Seneta

                               Vice President, Chief Financial Officer,
                               Treasurer and Secretary
                               (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.



Signature                           Title                                     Date
/s/ Jeffrey L. Neuman               Chairman of the Board of Directors
------------------------------
Jeffrey L. Neuman
/s/ Kevin J. Duffy                  President,                               June 27, 1997
------------------------------      Chief Operating Officer and Director
Kevin J. Duffy                      (Principal Executive Officer)
                                    Vice President,
/s/ Eugene P. Seneta                Chief Financial Officer,
------------------------------      Treasurer and Secretary
Eugene P. Seneta                    (Principal Financial and
                                    Accounting Officer)
/s/ Leland S. Kollmorgen            Director
------------------------------
Leland S. Kollmorgen
/s/ James L. McKenney               Director
------------------------------
James L. McKenney
/s/ James S. Saltzman               Director
------------------------------
James S. Saltzman

                                XYVISION, INC.

                        COMMISSION FILE NUMBER 0-14747
                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                               INDEX TO EXHIBITS


Exhibit
Number           Description
--------------------------------------------------------------------------------
          *3.1  - Restated Certificate of Incorporation of the Company  .................................
        +++3.2  - Certificate of Amendment No. 6 to Certificate of Incorporation of the Company .........
         A 3.3  - Certificate of Amendment to Certificate of Incorporation ..............................
         A 3.4  - Certificate of Designation to Certificate of Incorporation of the Company designating
                Series B Preferred Stock  ...............................................................
     ******3.5  - Amended and Restated By-laws of the Company as amended   ..............................
         B 3.6  - Certificate of Amendment of Amended & Restated Certificate of Incorporation   .........
        ***4.1  - Indenture dated as of May 5, 1987 between the Company and Bankers Trust Com-
                pany, as Trustee, regarding the Company's $25,000,000 principal amount of 6%
                Convertible Subordinated Debentures Due 2002   ..........................................
       ****4.2  - Rights Agreement, dated as of October 19, 1988, between Xyvision, Inc. and the
                Connecticut Bank and Trust Company, N.A. ................................................
         ++4.3  - Amendment No. 1, dated January 8, 1992, to Rights Agreement between Xyvision,
                Inc. and Mellon Bank, N.A. (formerly Connecticut Bank and Trust Company,
                N.A.)   .................................................................................
         A 4.4  - Amendment No. 2, dated September 16, 1992, to Rights Agreement between Xyvi-
                sion, Inc. and Mellon Bank, N.A. (formerly Connecticut Bank and Trust Company,
                N.A.)   .................................................................................
         A 4.5  - Amendment No. 3, dated January 2, 1996, to Rights Agreement between Xyvision,
                Inc. and Mellon Bank, N.A. (formerly Connecticut Bank and Trust Company,
                N.A.)   .................................................................................
       0++10.1  - 1992 Stock Option Plan  ...............................................................
       ** 10.2  - Lease dated April 3, 1985 for the Company's premises at 101 Edgewater Drive,
                Wakefield, Massachusetts, between Edward Callan and the Company (the
                "Edgewater Lease")  .....................................................................
        X 10.3  - Form of Lease Amendment No. 2 to the Edgewater Lease  .................................
        A 10.4  - Form of Sublease Agreement to the Amended Edgewater Lease   ...........................
        X 10.5  - Secured Advance Facility Loan Agreement between the Company and Tudor Trust
                dated July 2, 1992, as amended to date   ................................................
        A 10.6  - Second Amendment dated February 29, 1996, to the Amended Secured Advance
                Facility Loan Agreement between the Company and Tudor Trust   ...........................
        A 10.7  - Third Amendment dated May 31, 1996, to the Amended Secured Advance Facility
                Loan Agreement between the Company and Tudor Trust   ....................................
  0****** 10.8  - Severence Program for Executive Committee Corporate Officers   ........................
  0****** 10.9  - Employee Severence Benefit Program  ...................................................
  0******10.10  - Employee Stock Ownership Plan and Trust   .............................................
   0*****10.11  - 1992 Director Stock Option Plan  ......................................................
      XX 10.12  - Form of Exchange Agreement for 15% Promissory Notes   .................................
       B 10.13  - Form of Exchange Agreement for 4% Promissory Notes ....................................
       B 10.14  - Form of Exchange Agreement for 6% Convertible Subordinated Debentures due
                   2002 .................................................................................
        + 21.1  - List of Subsidiaries ..................................................................
          23.1  - Consent of Independent Accountants  ...................................................
            27  - Financial Data Schedule ...............................................................
--------------------------------------------------------------------------------


        *  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.
       **  Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-6015).
      ***  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.
     ****  Incorporated by reference to the Company's Current Report on Form 8-K dated October 19, 1988.
    *****  Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-54018).
   ******  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.
        A  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
        B  Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

                                XYVISION, INC.

                        COMMISSION FILE NUMBER 0-14747
                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                          INDEX TO EXHIBITS (CONT'D)


 Exhibit
  Number   Description
--------------------------------------------------------------------------------
    +     Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1991.
   ++     Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1992.
  +++     Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1993.
    0     Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.
    X     Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
          March 31, 1994.
    XX    Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.