Form 10-K/A
period 1997-03-31
XYVISION INC
filed 1997-07-15
CIK 721080

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  AMENDMENT #1


                                  FORM 10-K/A
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                          COMMON STOCK $.03 PAR VALUE

                        PREFERRED STOCK PURCHASE RIGHTS

                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             YES [x] NO []

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

  As of May 31, 1997, the registrant had 14,263,192 shares of Xyvision, Inc.
                               Common Stock, $.03 par value, outstanding.

                               -----------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Part II, Item 5 of the Annual Report on Form 10-K of Xyvision, Inc. (the "Company") for the fiscal year ended March 31, 1997, as filed with the Commission on July 2, 1997 (the "Form 10-K") is hereby amended and restated in its entirety as follows:


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

                                                                    HIGH---      LOW---
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

     On May 31, 1996, pursuant to, and in consideration for, an amendment to the Company's line of credit with Tudor Trust, the Company issued to Tudor Trust warrants for the purchase of 10,000,000 shares of Common Stock at an exercise price of $.18 per share in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. No. underwriters were engaged in connection with such issuance. See Note 7 to Notes to Consolidated Financial Statements.

Part II, Item 6 of the Form 10-K of the Company is hereby amended and restated in its entirety as follows:



ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                                           FISCAL YEAR ENDED
                                           _____________________________________________________________________
                                           MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,      MARCH 31,
                                           1993          1994          1995          1996           1997
                                           __________    __________    __________    __________    __________
                                           (in thousands, except per share data)
  INCOME STATEMENT DATA
  Revenues  .............................. $  23,846     $  23,865     $  24,559     $  22,414      $   22,234
  Gross margin ...........................    10,626        11,907        12,045        10,170          10,406
  Operating expenses .....................    13,833        11,815        11,205        15,077          10,765
  Income (loss) from operations  .........    (3,206)           92           840        (4,907)           (359)
  Income (loss) before income taxes
   and extraordinary item  ...............    (4,079)         (479)          321        (5,707)         (1,359)
  Net income (loss) allocable to common
   stockholders (1)  .....................     1,631           301           286        (5,793)         (1,353)
  Net income (loss) per share (1)   ...... $     .24     $     .04     $     .03     $    (.66)     $     (.11)
  Weighted average common and common
    equivalent shares outstanding   ......     6,908         8,224        10,033         8,726          12,097
  FINANCIAL POSITION
   Cash, cash equivalents and short-term
   investments ........................... $     577     $     312     $     174     $     332      $      261
  Working capital (deficit)   ............    (4,115)       (8,961)       (3,200)       (6,751)         (4,834)
  Total assets ...........................    12,846        12,505        13,137        10,281           9,977
  Long-term debt  ........................     7,445         1,706         4,655         5,421             165
  Stockholders' deficit .................. $  (7,295)    $  (6,674)    $  (4,116)    $  (9,244)     $   (1,867)
  OTHER INFORMATION
  Research and development expenditures,
   including capitalized software costs    $   4,041     $   4,586     $   4,410     $   4,512      $    4,381

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

Part II, Item 7 of the Form 10-K of the Company is hereby amended and restated in its entirety as follows:

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

     Interest income was $9,000, $7,000 and $7,000 in fiscal 1995, 1996 and 1997, respectively. The low amount of interest income in each of the fiscal years was due to the Company's low level of cash available for investing. Interest expense from third parties was $284,000, $424,000 and $263,000 in fiscal 1995, 1996 and 1997, respectively. Interest expense from third parties includes the interest obligation on the Company's 6% Convertible Subordinated Debentures (the "Debentures") and the quarterly interest payments on the 4% Promissory Notes. The increase in the fiscal 1996 interest expense was primarily due to the impact of the program to exchange 15% Promissory Notes for equity securities and 4% Promissory Notes (also, please see Note 8 of the Notes to Consolidated Financial Statements). Interest expense decreased in fiscal 1997 as a result of the program to exchange the Debentures and 4% Promissory Notes for equity securities (also please see note 8 of the Notes to Consolidated Financial Statements) . Interest expense with Tudor Trust, the largest Stockholder of the Company, was $244,000, $384,000 and $744,000 in fiscal 1995, 1996 and 1997 (also, please see Note 7 of the Notes to Consolidated Financial Statements).

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

     Net income allocable to common stockholders was $286,000 for fiscal 1995. The Company recorded net losses allocable to common stockholders of $5,973,000 and $1,353,000 for fiscal 1996 and 1997, respectively.

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

     As of March 31, 1997, the Company had a $5,000,000 amended line of credit with Tudor Trust, the largest stockholder of the Company. Mr. Jeffrey L. Neuman, trustee of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. The credit line currently bears interest at a rate of 8% per year, payable monthly. As of March 31, 1997 the Company had an outstanding line of credit balance of $4,900,000. In early fiscal 1998, the Company and the investor agreed in principle on an amendment to the line of credit that would increase the maximum loan amount thereunder from $5,000,000 to $6,000,000. Such amendment would also provide that the investor shall have the sole discretion to decide whether or not to make any and all advances of funds in excess of $5,000,000, and that the investor shall have the right to refuse to make any advances of any such funds in excess of $5,000,000 for any reason or no reason. As of July 15, 1997, the Company was fully utilizing the credit available under the amended line of credit.

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

     During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995, 1996 or 1997. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of July 15, 1997, no such acceleration had occurred or been threatened.

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

Part II, Item 8 of the Form 10-K of the Company is filed herewith as follows:



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Xyvision, Inc.:

     We have audited the accompanying consolidated balance sheets of Xyvision, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three fiscal years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a loss from operations in fiscal 1997 and has a working capital deficit and a stockholders' deficit at March 31, 1997 and 1996. On May 5, 1997, 1996, 1995, 1994, 1993, and
1992, the Company elected not to make the interest payment that was due on its 6% Convertible Subordinated Debentures. Under the terms of the Indenture covering the debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the debentures have the right to accelerate the maturity date of the remaining debentures. As of July 15, 1997, no such acceleration had occurred. The Company's attainment of profitable operations and sufficient additional financing, as well as the continued forbearance of its Debentureholders, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's actions in regard to these matters are described in Notes 7 and 8. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Because of the significance of the uncertainties referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the consolidated financial statements referred to above.
                                                      COOPERS & LYBRAND, L.L.P.
Boston, Massachusetts
July 15, 1997

                                XYVISION, INC.

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1997 AND 1996


ASSETS                                                            1997                1996
                                                                 ______________      ______________
Current assets:
Cash and cash equivalents ....................................    $      261,032      $      332,021
Accounts receivable:
 Trade, less allowance for doubtful accounts of
  $649,000 and $938,000 at March 31, 1997 and 1996,
  respectively   .............................................         5,544,264           5,888,849
Inventories   ................................................           311,402             376,702
Other current assets   .......................................           727,788             756,040
                                                                  ______________      ______________
Total current assets   .......................................         6,844,486           7,353,612
Property and equipment, net  .................................           732,325             724,089
Other assets, net, principally capitalized software costs  ...         2,399,907           2,203,003
                                                                  ______________      ______________
Total assets  ................................................    $    9,976,718      $   10,280,704
                                                                  ==============      ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Note payable to shareholder  .................................    $    4,550,000      $    3,400,000
Current portion of long-term debt  ...........................         2,031,364           4,063,597
Accounts payable and accrued expenses ........................         2,968,658           3,587,539
Other current liabilities ....................................         2,128,811           3,053,408
                                                                  ______________      ______________
Total current liabilities ....................................        11,678,833          14,104,544
Long-term debt   .............................................           165,000           5,420,500
                                                                  ______________      ______________
Total liabilities   ..........................................        11,843,833          19,525,044
                                                                  ______________      ______________
Commitments and contingencies   ..............................                 -                   -
Stockholders' deficit:
Series preferred stock, $1.00 par value; 2,700,000 shares
 authorized; no shares issued and outstanding  ...............                 -                   -
Series B Preferred Stock, $1.00 par value: 300,000 shares
 authorized; 235,299 and 222,943 issued in and outstanding
  March 31, 1997 and 1996 (aggregate liquidation
   preference of $3,057,327 and $2,786,788), respectively  ...           235,299             222,943
Common stock, $.03 par value; 50,000,000 shares authorized;
 14,739,857 and 9,300,037 issued and outstanding at March 31,
  1997 and 1996, respectively   ..............................           442,195             279,001
Additional paid-in capital   .................................        49,575,463          41,262,004
Accumulated deficit ..........................................       (50,951,535)        (49,599,009)
                                                                  ______________      ______________
                                                                        (698,578)         (7,835,061)
Less:
Treasury stock, at cost; 476,665 and 477,865 shares in March
31,
 1997 and 1996 respectively  .................................         1,168,537           1,172,137
Receivable from employee stock ownership plan  ...............                 -             237,142
                                                                  ______________      ______________
Total stockholders' deficit  .................................        (1,867,115)         (9,244,340)
                                                                  ______________      ______________
Total liabilities and stockholders' deficit ..................    $    9,976,718      $   10,280,704
                                                                  ==============      ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995


                                                             1997               1996               1995
                                                            ____________       ____________       ____________
 Revenues:
 Systems ................................................    $ 12,792,836       $ 13,026,610       $ 15,674,312
 Service ................................................       9,441,164          9,386,903          8,884,796
                                                             ____________       ____________       ____________
   Total revenues .......................................      22,234,000         22,413,513         24,559,108
                                                             ____________       ____________       ____________
 Cost of sales:
 Systems ................................................       4,679,212          5,852,984          6,527,775
 Service ................................................       7,148,693          6,390,728          5,986,263
                                                             ____________       ____________       ____________
   Total cost of sales  .................................      11,827,905         12,243,712         12,514,038
                                                             ____________       ____________       ____________
Gross margin   ..........................................      10,406,095         10,169,801         12,045,070
                                                             ____________       ____________       ____________
 Expenses:
 Research and development  ..............................       2,904,137          3,424,797          2,997,285
 Marketing, general, and administrative   ...............       7,861,312         11,152,172          8,207,762
 Restructuring charge   .................................               -            499,725
                                                             ____________       ____________       ____________
   Total operating expenses   ...........................      10,765,449         15,076,694         11,205,047
                                                             ____________       ____________       ____________
Net income (loss) from operations   .....................        (359,354)        (4,906,893)           840,023
                                                             ____________       ____________       ____________
Other income (expense), net:
 Interest income  .......................................           7,486              7,312              9,193
 Interest expense - third party  ........................        (262,555)          (423,657)          (284,285)
 Interest expense - shareholder  ........................        (744,308)          (383,752)          (244,204)
                                                             ____________       ____________       ____________
   Total other expense, net   ...........................        (999,377)          (800,097)          (519,296)
                                                             ____________       ____________       ____________
Income (loss) before income taxes and
 extraordinary item  ....................................      (1,358,731)        (5,706,990)           320,727
Provision for income taxes ..............................               -
                                                             ____________       ____________       ____________
Income (loss) before extraordinary item   ...............      (1,358,731)        (5,706,990)           320,727
Extraordinary item:
  Gain on exchange of convertible subordinated
  debentures   ..........................................         100,000
                                                             ____________       ____________       ____________
Net income (loss) .......................................      (1,258,731)        (5,706,990)           320,727
Series B Preferred Stock Dividends  .....................          93,795             85,916             34,903
                                                             ____________       ____________       ____________
Net income (loss) allocable to common stockholders ......    $ (1,352,526)      $ (5,792,906)      $    285,824
                                                             ============       ============       ============
Income (loss) per share:
 Income (loss) before extraordinary item  ...............    $       (.12)      $       (.66)      $        .03
 Extraordinary item  ....................................             .01
                                                             ____________       ____________       ____________
 Income (loss) per share   ..............................    $       (.11)      $       (.66)      $        .03
                                                             ============       ============       ============
Weighted average common and common equivalent
 shares outstanding  ....................................      12,096,914          8,725,829         10,032,930

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 1997, 1996, AND 1995


                                                                            1997              1996              1995
                                                                           _____________     _____________     _____________
Operations:
Net income (loss)   ......................................................  $  (1,258,731)    $  (5,706,990)    $     320,727
Adjustments to reconcile net income to net cash
 provided from operating activities:
 Gain on exchange of convertible subordinated
 debentures   ............................................................       (100,000)                -                 -
Depreciation and amortization   ..........................................      1,939,477         2,205,499         2,137,450
Restructuring charge   ...................................................              -           499,725                 -
Provision for losses on accounts receivable ..............................        483,636         2,015,768           505,554
Loss on disposal of property and equipment  ..............................          5,159             6,310            20,030
Operating assets and liabilities:
 Accounts receivable   ...................................................       (139,051)          (43,842)       (1,393,112)
 Retainage ...............................................................              -                 -           526,220
 Inventories  ............................................................         65,300          (188,451)          (96,850)
 Other current assets  ...................................................         28,719           426,737          (570,109)
 Accounts payable and accrued expenses   .................................       (796,492)         (595,387)          894,249
 Other current liabilities   .............................................       (262,909)          400,130          (577,608)
                                                                            _____________     _____________     _____________
Net cash provided from (used by) operations ..............................        (34,892)         (980,501)        1,766,551
                                                                            _____________     _____________     _____________
 Investments:
Additions to property and equipment   ....................................       (503,216)         (280,098)         (368,982)
Proceeds from sales of property and equipment  ...........................          6,621             3,353               225
Additions to customer support spares  ....................................              -            (3,864)           (1,358)
Capitalized software costs   .............................................     (1,477,154)       (1,086,960)       (1,412,911)
                                                                            _____________     _____________     _____________
Net cash provided from (used by) investments   ...........................     (1,973,749)       (1,367,569)       (1,783,026)
                                                                            _____________     _____________     _____________
 Financing:
Proceeds from line of credit from a shareholder   ........................      4,000.000         3,900,000         1,800,000
Repayment of line of credit to a shareholder   ...........................     (2,500,000)       (1,600,000)       (2,100,000)
Proceeds from issuance of common stock from treasury .....................            510            33,350               186
Exercise of warrants   ...................................................        200,000                 -                 -
Dividends on preferred stock .............................................              -           (82,557)          (15,967)
Payment on 15% promissory notes ..........................................              -            (2,134)          (62,836)
Loan payment from Employee Stock Ownership Plan   ........................        237,142           257,143           257,143
                                                                            _____________     _____________     _____________
Net cash provided from (used by) financing  ..............................      1,937,652         2,505,802          (121,474)
                                                                            _____________     _____________     _____________
Net increase (decrease) in cash and cash equivalents .....................        (70,989)          157,732          (137,949)
Cash and cash equivalents at the beginning of the year  ..................        332,021           174,289           312,238
                                                                            _____________     _____________     _____________
Cash and cash equivalents at the end of the year  ........................  $     261,032     $     332,021     $     174,289
                                                                            =============     =============     =============
Non-cash Financial Activities:
Conversion of 6% debentures to equity ....................................      2,000,000                 -                 -
Conversion of 4% notes to equity   .......................................      4,973,500                 -                 -
Converstion of accrued interest on 6% debentures to equity ...............        648,658                 -                 -
Conversion of 6% debentures to 15% and 4% notes   ........................        340,000            25,000            30,000
Conversion of 15% notes to 4% notes   ....................................        177,000           784,000         4,636,500
Conversion of accrued interest on 15% notes to Series B Preferred Stock            75,460           330,680         1,898,750
Issurance of common stock purchase warrants to shareholder ...............        600,000                 -                 -

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997


                                                                             ADDITIONAL
                                                 PREFERRED     COMMON        PAID-IN
                                                  STOCK        STOCK         CAPITAL
                                                     _______ ___ _________      ___________
Balance, March 31, 1994   .....................            -  $ 262,563     $ 39,367,327
Issuance of common stock with the
 exchange of $30,000 of Convertible
 Subordinated Debentures, 3,213 shares                               96              639
Issuance of common stock with the
 exchange of $4,636,500 of promissory
 notes, 463,650 shares ........................                  13,910          101,673
Issuance of Series B preferred stock with
 the exchange of $4,636,500 of
 promissory notes, 189,875 shares  ............      189,875                   1,708,875
Issuance of stock from treasury for
 employment service awards, 600 shares                                            (1,614)
Payments on receivable from Employee
 Stock Ownership Plan  ........................
Dividends on Series B preferred stock .........
Net Income ....................................
Balance, March 31, 1995   .....................      189,875    276,569       41,176,900
                                                 ___________  _________     ____________
Issuance of common stock with the
 exchange of $25,000 of Convertible
 Subordinated Debentures, 2,675 shares                               80            1,254
Issuance of common stock with the
 exchange of $784,000 of Promissory
 Notes, 78,400 shares  ........................                   2,352           39,268
Issuance of Series B stock with the
 exchange of $784,000 of Promissory
 Notes, 33,068 shares  ........................       33,068                     297,612
Issuance of stock from treasury for
 employee stock options, 94,660 shares   ......                                 (250,974)
Issuance of stock from treasury for
 employment service awards, 800 shares   .                                        (2,056)
Payments on receivable from Employee
 Stock Ownership Plan  ........................
Dividends on Series B Preferred Stock .........
Net loss   ....................................
Balance, March 31, 1996   .....................      222,943    279,001       41,262,004
                                                 ___________  _________     ____________
Reduction of common stock with the
 reversal of $30,000 of 15% notes
 payable to Convertible Subordinated
 Debentures, 3,213 shares .....................                     (96)            (607)
Issuance of common stock with the
 exchange of $370,000 of Convertible
 Subordinated Debentures into 4% notes
 payable, 50,690 shares   .....................                   1,521           14,330
Issuance of Series B Preferred stock with
 the exchange of $370,000 Convertible
 Subordinated Debentures into 4% notes
 payable, 4,810 shares ........................        4,810                      43,290
Issuance of common stock with the
 exchange of $177,000 15% notes payable
 into 4% notes payable, 17,700 shares    ......                     531            4,956
Issuance of Series B preferred stock with the
 exchange of $177,000 15% notes payable
 into 4% notes payable, 7,546 shares  .........        7,546                      67,914
Issuance of common stock with the
 exchange of $2,000,000 Convertible
 Subordinated Debentures into equity,
 795,393 shares  ..............................                  23,862        2,596,607
Issuance of common stock with the
 exchange of $4,973,500 4% notes
 payable into equity 2,486,750 shares .........                  74,602        4,852,834
Issuance of stock for exercise of warrants,
 2,092,500 shares   ...........................                  62,775          137,225
Issuance of stock from treasury for
  employment service awards, 1,200
 shares .......................................                                   (3,090)
Issuance of common stock purchase
 warrants to shareholder  .....................                                  600,000
Payments on receivable from Employee
 Stock Ownership Plan  ........................
Dividends on Series B Preferred Stock .........
Net loss   ....................................
Balance, March 31, 1997   .....................   $  235,299  $ 442,195     $ 49,575,463
                                                 ===========  =========     ============



                                                                                      RECEIVABLE
                                                                                        FROM
                                                                                       EMPLOYEE
                                                                                          STOCK         TOTAL
                                                  ACCUMULATED        TREASURY          OWNERSHIP      STOCKHOLDERS'
                                                   DEFICIT            STOCK             PLAN            DEFICIT
                                                       ___________ __      _________ ___      ______ ______  _________
Balance, March 31, 1994   .....................  $  (44,091,927)    $  (1,460,317)   $   (751,428)   $   (6,673,782)
Issuance of common stock with the
 exchange of $30,000 of Convertible
 Subordinated Debentures, 3,213 shares                                                                          735
Issuance of common stock with the
 exchange of $4,636,500 of promissory
 notes, 463,650 shares ........................                                                             115,583
Issuance of Series B preferred stock with
 the exchange of $4,636,500 of
 promissory notes, 189,875 shares  ............                                                           1,898,750
Issuance of stock from treasury for
 employment service awards, 600 shares                                      1,800                               186
Payments on receivable from Employee
 Stock Ownership Plan  ........................                                           257,143           257,143
Dividends on Series B preferred stock .........         (34,903)                                            (34,903)
Net Income ....................................         320,727                                             320,727
                                                 ______________                                      _______________
Balance, March 31, 1995   .....................     (43,806,103)       (1,458,517)       (494,285)       (4,115,561)
                                                 ______________     _____________    _____________   _______________
Issuance of common stock with the
 exchange of $25,000 of Convertible
 Subordinated Debentures, 2,675 shares                                                                        1,334
Issuance of common stock with the
 exchange of $784,000 of Promissory
 Notes, 78,400 shares  ........................                                                              41,620
Issuance of Series B stock with the
 exchange of $784,000 of Promissory
 Notes, 33,068 shares  ........................                                                             330,680
Issuance of stock from treasury for
 employee stock options, 94,660 shares   ......                           283,980                            33,006
Issuance of stock from treasury for
 employment service awards, 800 shares   .                                  2,400                               344
Payments on receivable from Employee
 Stock Ownership Plan  ........................                                           257,143           257,143
Dividends on Series B Preferred Stock .........         (85,916)                                            (85,916)
Net loss   ....................................      (5,706,990)                                         (5,706,990)
                                                 ______________                                      _______________
Balance, March 31, 1996   .....................     (49,599,009)       (1,172,137)       (237,142)       (9,244,340)
                                                 ______________     _____________    _____________   _______________
Reduction of common stock with the
 reversal of $30,000 of 15% notes
 payable to Convertible Subordinated
 Debentures, 3,213 shares .....................                                                                (703)
Issuance of common stock with the
 exchange of $370,000 of Convertible
 Subordinated Debentures into 4% notes
 payable, 50,690 shares   .....................                                                              15,851
Issuance of Series B Preferred stock with
 the exchange of $370,000 Convertible
 Subordinated Debentures into 4% notes
 payable, 4,810 shares ........................                                                              48,100
Issuance of common stock with the
 exchange of $177,000 15% notes payable
 into 4% notes payable, 17,700 shares    ......                                                               5,487
Issuance of Series B preferred stock with the
 exchange of $177,000 15% notes payable
 into 4% notes payable, 7,546 shares  .........                                                              75,460
Issuance of common stock with the
 exchange of $2,000,000 Convertible
 Subordinated Debentures into equity,
 795,393 shares  ..............................                                                           2,620,469
Issuance of common stock with the
 exchange of $4,973,500 4% notes
 payable into equity 2,486,750 shares .........                                                           4,927,436
Issuance of stock for exercise of warrants,
 2,092,500 shares   ...........................                                                             200,000
Issuance of stock from treasury for
  employment service awards, 1,200
 shares .......................................                             3,600                               510
Issuance of common stock purchase
 warrants to shareholder  .....................                                                             600,000
Payments on receivable from Employee
 Stock Ownership Plan  ........................                                           237,142           237,142
Dividends on Series B Preferred Stock .........         (93,795)                                            (93,795)
Net loss   ....................................      (1,258,731)                                         (1,258,731)
                                                 ______________                                      _______________
Balance, March 31, 1997   .....................  $  (50,951,535)    $  (1,168,537)   $          -    $   (1,867,115)
                                                 ==============     =============    =============   ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies


   a. NATURE OF BUSINESS: Xyvision, Inc. (the "Company"), which operates in a single industry segment, designs and markets software for publishing, document management, color design, and prepress applications.

   b. BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Xyvision, Inc. and all its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   c. CASH: The Company considers all highly liquid debt instruments purchased with an original maturity of three months or lower to be cash equivalents.


   d. INVENTORIES: Inventories are stated at the lower of cost, determined under the first-in, first-out method, or market.

   e. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Major renewals and improvements are capitalized while repair and maintenance charges are expensed when incurred. Depreciation and amortization are computed on a straight-line basis over the useful lives of the assets, except for leasehold improvements that are amortized over the lesser of the term of the lease or the estimated useful life of the related asset. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. Any gain or loss is included in income.

     The following lives are used to provide for depreciation and amortization:


                                                      LIVES IN YEARS
                                                      ______________
       Design, test, and manufacturing equipment      2-5
       Office furniture and fixtures   ............   7
       Leasehold improvements .....................   2-10
       Purchased software  ........................   5
       Delivery and service vehicles   ............   3

   f. REVENUE RECOGNITION: Revenues from equipment, software, and supplies are recognized upon shipment. Maintenance revenues are recognized over the contractual periods and noncontractual maintenance services are recognized as the services are provided.

   g. SOFTWARE DEVELOPMENT COSTS: Costs for research, design, and development of software for sale to others incurred prior to the achievement of "technological feasibility" are charged to expense. The Company capitalizes certain software costs in accordance with Statement of Financial Accounting No. 86, "Accounting for costs of computer software to be sold, leased or otherwise marketed." The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated life of the product including the period being reported on. It is reasonably possible that those estimates of anticipate future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

   h. INCOME TAXES: The Company follows the provisions of Financial Accounting Standards Board Statement ("FAS") No. 109, "Accounting for Income Taxes." Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial statement purposes and such amounts recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax rates. Applicable tax credits are recognized as a reduction in the provision for income taxes in the year in which they are available.

                                XYVISION, INC.

   i. WARRANTY COSTS: The Company warrants the majority of its products for 90 days from the date of customer acceptance. Estimated warranty costs are provided at the time of sale. Warranty costs incurred by the Company have not been significant.

   j. EARNINGS (LOSS) PER SHARE: Net income per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. Net loss per common share is based upon the wieghted average number of common shares outstanding during the period. Common equivalent shares result from the assumed exercise of outsanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury method. Fully diluted net income per share is not materially different from the reported primary net income per share for all periods presented.

   k. CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables.

     Concentrations of credit risk with respect to trade receivables are due to the number of customers operating primarily in the electronic publishing industry, which includes commercial publishers, printers, and trade shops.


   l. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the financial statements are accounts receivable and sales allowances, as well as the amount of capitalized software costs. Actual results could differ from those estimates.

   m. NEW ACCOUNTING PRONOUNCEMENT: The Financial Accounting Standards Board ("the FASB") issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary EPS. Upon adoption of this standard for the fiscal period ending December 31, 1997, the Company will disclose basic EPS. Basic EPS excludes dilution and common stock equivalents and is computed by dividing income available to common shareholders by the weighted average number of Common Shares outstanding for the period. The adoption of SFAS 128 is not expected to have a material impact on the earnings per share calculation. The Company will implement SFAS 128 as of December 31, 1997.


2. Accounts Receivable

     Trade receivables do not contain any material amounts collectible over a period in excess of one year.


3. Inventories

     Inventory consists primarily of finished goods from third party vendors.


4. Property and Equipment

     Property and equipment consists of:

                                                  MARCH 31, 1997      MARCH 31, 1996
                                                  ________________    ________________
   Design, test, and manufacturing equipment      $    2,419,587       $     2,553,670
   Office furniture and fixtures   ............          577,509             1,171,997
   Leasehold improvements .....................        1,260,503             1,209,949
   Purchased software  ........................          278,573               219,543
   Delivery and service vehicles   ............            9,333                 9,333
                                                  _______________      _______________
                                                       4,545,505             5,164,492
   Accumulated depreciation and amortization          (3,813,180)           (4,440,403)
                                                  _______________      _______________
                                                  $      732,325       $       724,089
                                                  ===============      ===============

                                XYVISION, INC.

     Depreciation and amortization expense for property and equipment for fiscal 1997, 1996 and 1995 was $483,000, $777,000 and $919,000, respectively.


5. Other Assets

     Other assets consists of the following, which are presented net of any accumulated amortization



                                   MARCH 31, 1997     MARCH 31, 1996
                                   ________________   ________________
   Capitalized software costs        $    2,269,449     $    1,944,626
   Debenture issuance costs  ...             14,242             47,703
   Other   .....................            116,216            210,674
                                    _______________    _______________
                                     $    2,399,907     $    2,203,003
                                    ===============    ===============

     Capitalized software costs amortized and charged to expense were $1,152,000, $1,357,000, and $1,143,000 in fiscal 1997, 1996, and 1995, respectively. Capitalized software costs are presented net of accumulated amortization of $4,447,000 and $3,294,000 at March 31, 1997 and 1996,
respectively.


     Debenture issuance costs amortized and charged to expense were $6,000, $10,000, and $10,000, in fiscal 1997, 1996, and 1995, respectively. In addition, as a result of the exchange of Debentures in fiscal 1997 related Debenture issuance costs of $27,000 were written off as a reduction to the extraordinary gain recognized in fiscal year 1997. The accumulated amortization of the Debenture issuance costs was $770,000 and $737,000 at March 31, 1997 and 1996, respectively. (See Note 9.)


6. Other Current Liabilities


     Other current liabilities consists of:



                                       MARCH 31, 1997     MARCH 31, 1996
                                       ________________   ________________
   Deferred service revenue   ......     $    1,242,825     $    1,419,587
   Interest payable on debentures               487,089          1,093,622
   Other ...........................            398,897            540,199
                                        _______________    _______________
                                         $    2,128,811     $    3,053,408
                                        ===============    ===============

7. Note Payable to Shareholder


     On June 30, 1992, the Company obtained a $2,000,000 line of credit with Tudor Trust (the "investor"), the largest stockholder of the Company. Mr. Jeffrey Neuman, trustee of the investor, also, serves as Chairman of the Board of Directors of the Company. The line, which is payable on demand, is collateralized by substantially all of the assets of the Company and has been used for working capital and general business purposes. Interest on the line of credit is payable monthly. The Company issued 400,000 shares of common stock and a common stock purchase warrant for 100,000 shares of common stock at an exercise price of $.50 per share to the investor for no additional consideration upon signing of the line of credit. In addition, as required by the line of credit, from September 30, 1992 through June 30, 1993, the Company granted the investor four additional common stock purchase warrants, each covering 100,000 shares of common stock. On September 28, 1993, the Company and the investor amended the line of credit. Under the terms of this amendment: (i) the amount available under the line of credit was increased from $2,000,000 to $2,500,000; (ii) the annual interest rate was reduced from 13% to 10%; and
(iii) the term of the line of credit was extended from June 30, 1994 to June 30, 1995. In consideration of such changes, the Company: (i) reduced the exercise price of 200,000 and 100,000 common stock purchase warrants exercisable by the investor from $.50 and $.25 per share, respectively, to $.09 per share (the fair market value of the common stock on September 28, 1993);
(ii) issued 200,000 shares of common stock and a warrant to purchase 300,000 shares of

                                XYVISION, INC.

common stock at an exercise price of $.09 per share to the investor for no additional consideration; and (iii) agreed to grant the investor up to eight additional warrants, each covering 125,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of issue or $1.00 per share.

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

     Late in fiscal 1996, management of the Company concluded that, due principally to the significant losses from operations in the third and fourth quarters of fiscal 1996 (which amounted to approximately $1.8 million and $2.5 million, respectively), the Company's $4,000,000 credit line would be insufficient to finance the Company's cash needs during the first quarter of fiscal 1997. Accordingly, after investigating a number of alternative sources of financing, the Company entered into an amendment to its line of credit agreement with Tudor Trust, effective as of May 31, 1996, pursuant to which (a) Tudor Trust agreed to (i) increase the maximum loan amount to $5,000,000, (ii) reduce the interest rate on the line of credit from 10% to 8% per annum, (iii) eliminate any borrowing covenants or conditions that would prevent the Company from accessing the full $5,000,000 of available credit, and (iv) eliminate the requirement for the issuance of additional warrants to Tudor Trust under the line of credit (which were issuable on a quarterly basis), and (b) in consideration therefor, the Company issued to Tudor Trust warrants for 10,000,000 shares of common stock of the Company at an exercise price of $.10 per share (representing the parties' understanding as to the fair market value of the common stock of the Company as of the date of warrant issuance). On July 11, 1997, the Company received an independent third-party calculation of the fair market value of the common stock of the Company as of the date of warrant issuance of $.18 per share. On July 15, 1997, the Company and Tudor Trust agreed to amend the warrants to increase the exercise price to $.18 per share. In connection with this line of credit amendment, Tudor Trust exercised warrants for the purchase of 2,092,500 shares of common stock of the Company, for an aggregate purchase price of $200,000.

     On July 14, 1997, the Company received an independent third-party calculation of the value of the common stock purchase warrants as of the date of warrant issuance of $.06 per warrant. The value of the warrants is being amortized on a straight-line basis over the two year term of the credit line. As a result of this calculation, the Company amortized additional interest expense of $250,000 in the fourth quarter of fiscal 1997.

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

     As of March 31, 1997, the Company had an outstanding credit line balance of $4,900,000. As of July 15, 1997, the Company was fully utilizing the credit available under the amended line of credit.

                                XYVISION, INC.

8. Long-Term Debt


     Long-term debt consists of:



                                                        MARCH 31,      MARCH 31,
                                                        1997           1996
                                                        ___________    ___________
     6% Convertible Subordinated Debentures .........   $1,375,000     $3,710,000
     15% promissory notes, due fiscal 1996  .........       86,364        353,597
     4% promissory notes, due fiscal 1998 and 1999         735,000      5,420,500
                                                        ___________    ___________
                                                         2,196,364      9,484,097
     Less: Current portion of long-term debt   ......    2,031,364      4,063,597
                                                        ___________    ___________
                                                        $  165,000     $5,420,500
                                                        ===========    ===========

     In May 1987, the Company issued $25,000,000 of Debentures convertible into common stock at a conversion price of $22.50 per share. Interest on the Debentures is payable annually (on May 5th) and the Debentures may be called by the Company under certain conditions. At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of these Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.

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


     During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995, 1996 or 1997. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of July 15, 1997, no such acceleration had occurred or been threatened.


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

                                XYVISION, INC.

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

     As of March 31, 1997, the Company has completed transactions with holders of an aggregate of $4,974,000 principal amount of the then outstanding 4% Promissory Notes. Under the terms of the exchange agreements, the holders of the 4% Promissory Notes exchanged their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest was paid in cash as the time of such exchange). The Company has accounted for the conversions as a contribution of capital by significant shareholders.

     On September 30, 1996, the Company completed transactions with investors holding an aggregate amount of $2,000,000 principal amount of the Debentures. Under the terms of the agreement, holders of Debentures exchanged their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33. As of March 31, 1997, a total of $1,375,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $315,000 principal amount, leaving the holders of $1,060,000 principal amount of Debentures unidentified. The Company has accounted for the conversions as a contribution of capital by significant shareholders.

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

     Interest expense amounted to $1,007,000, $807,000, and $528,000, in fiscal 1997, 1996, and 1995, respectively.


9. Income Taxes

     For fiscal years 1997, 1996, and 1995 the Company was not required to provide for income taxes and had no effective income tax rate due to the utilization of net operating loss carryforwards. The Company was not required to make an alternative minimum tax payment in fiscal 1996 or 1997. Payment of alternative minimum tax amounted to $14,000 in fiscal 1995.

     As of March 31, 1997, the Company had net operating loss carryforwards of $48,864,000 expiring at various dates from fiscal 1998 to fiscal 2012, investment tax credits of $150,000 expiring at various dates from fiscal 1998 to fiscal 2002, and research and development credits of $1,439,000 expiring at various dates from fiscal 1998 to fiscal 2009. These items are available to reduce future income taxes payable.

     Additionally, the Company has approximately $2,500,000 of net operating loss carryforwards for regular federal income tax and alternative minimum tax purposes from the acquisition of Contex Graphics Systems, Inc. These acquired net operating loss carryforwards, expiring at various dates from fiscal 1998 to fiscal 2001, have limitations on their use pursuant to the United States Internal Revenue Code and are available only to offset income from that subsidiary.

                                XYVISION, INC.

     As of March 31, 1997, 1996, and 1995 the Company's deferred tax assets of approximately $20,157,000, $20,214,000 and $18,343,000, respectively, consisted primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets.

     Under Federal tax laws, certain changes in ownership of the Company, which may not be within the Company's control, may restrict future utilization of these carryforwards.


10. Stock Option and Purchase Plans

   a. Stock Option Plans

   Under the Company's 1982 Stock Option Plan, options to purchase 1,647,057 shares of the Company's Common Stock may be granted to key employees, consultants, and non-employee directors. Incentive stock options are granted at a price equal to the fair market value per share on the date of the grant and non-qualified stock options may be granted at not less than 85% of the fair market value per share on the date of the grant. Options granted on or after January 1, 1987 generally become exercisable at a rate of 20% per year over a five-year period with any shares issued upon exercise not being subject to repurchase by the Company. The 1982 Stock Option Plan expired on May 5, 1992. No options were granted under the 1982 Stock Option Plan after Ma31, 1992.

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

   The following sets forth certain information relating to the 1982 Stock Option Plan and the 1992 Stock Option Plan for the years ended March 31,1995, 1996, and 1997:

                                                              WEIGHTED-AVERAGE
                                                SHARES        EXERCISE PRICE
                                                 _________    __________________
   Options outstanding at March 31, 1994       1,026,750      $.41
      Granted   ...........................      297,500      .26
      Cancelled ...........................      (98,633)     .35
      Exercised ...........................            -
                                               _________
   Options outstanding at March 31, 1995       1,225,617      .35
      Granted   ...........................      277,293       .93
      Cancelled ...........................     (237,895)     .48
      Exercised ...........................      (94,660)     .35
                                               _________
   Options outstanding at March 31, 1996       1,170,355      .49
      Granted   ...........................    1,393,000      .50
      Cancelled ...........................     (460,550)     .40
      Exercised ...........................            -
                                               _________
   Options outstanding at March 31, 1997       2,102,805      $.52
                                               =========

   Options were exercisable for 683,308 and 427,094 shares of Common Stock at March 31, 1996 and 1997, respectively. At March 31, 1996 and 1997, options for the purchase of 979,906 and 31,096 shares of Common Stock, respectively, were available for future grants under the 1992 Stock Option Plan. At March 31, 1997, there were 2,133,901 shares of Common Stock reserved for issuance under these Plans.

                                XYVISION, INC.

OPTIONS OUTSTANDING                                                            OPTIONS EXERCISABLE
__________________________________________________________________________    __________________________________
                                     Weighted-Average     Weighted-                          Weighted-
  Range of             Number         Remaining            Average           Number           Average
 Exercise Prices      Outstanding    Contractual Life   Exercise Price      Exercisable    Exercise Price
_________________    ___________     _________________  _______________    ___________     _______________
 $0.19 to $.29          115,000      7.15           $          .26            47,000   $          .26
  0.30 to .49           353,260       5.23                     .34           312,785              .34
  0.50 to .69         1,397,500       9.54                     .50            11,000              .52
  0.70 to 0.89            7,500       4.46                     .81             7,500              .81
  0.90 to 5.00          229,545       8.29                    1.01            48,809             1.21
                     ___________                                           ___________
 $0.19 to $5.00       2,102,805      8.53           $         0.52           427,094   $         0.45
                     ===========                                           ===========

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

   On January 8, 1990, the Board of Directors granted options to purchase 42,500 shares of the Company's Common Stock to former officers of the Company. These non-qualified stock options were granted outside the Company's 1982 Stock Option Plan at an exercise price of $2.50 per share and are immediately exercisable. At March 31, 1997, there were 42,500 shares reserved for issuance for these options.

   In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value, or provide pro forma disclosure of net income and earnings per share in the notes to the financial statements. The Company adopted the disclosure provisions of SFAS 123 in 1997 and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. The fair value of each option granted during fiscal 1997 and 1996 is estimated on the date of the grant using the Black-Scholes pricing model with the following assumptions:

                                        FISCAL      FISCAL
                                       1997         1996
                                       _______     ______
          Dividend yield   .........     none         none
          Expected volatility ......     80.0%        80.0%
          Risk-free interest rate         6.3%         6.8%
          Expected life (years)  ...     10.0         10.0
          Weighted average fair value of options granted at fair
value during:
          Fiscal 1997   ............   $ 0.43
          Fiscal 1996   ............   $ 0.79

                                XYVISION, INC.

    Had compensation cost for the Company's fiscal 1997 and 1996 stock option grants been determined consistent with SFAS No. 123, "Accounting for Stock-based Compensation, the Company's net loss allocable to common stockholders and net loss per share would approximate the pro forma amounts below:

                 NET LOSS
                 ALLOCABLE TO COMMON       NET LOSS
                    STOCKHOLDERS          PER SHARE
                         ______________   ___________
As reported:
Fiscal 1997      $        (1,352,526)           (.11)
Fiscal 1996               (5,792,906)           (.66)
Pro Forma:
Fiscal 1997      $        (1,453,344)           (.12)
Fiscal 1996               (5,820,318)           (.67)

    The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts. Statement of Financial Accounting Standards No. 123 does not apply to awards made prior to fiscal year 1996. Additional awards in future years are anticipated.


   b. Stock Purchase Plan

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


11. Rights Agreement


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


12. Profit-Sharing and Savings Plans

   a. Employee Stock Ownership Plan

     In fiscal 1990, the Company created the Xyvision, Inc. Employee Stock Ownership Plan and Trust (the

                                XYVISION, INC.

   "Trust") and entered into a Term Loan Agreement with the Trust whereby the Trust borrowed $1,800,000 from the Company and paid the proceeds to the Company to purchase 400,000 shares of the Company's Common Stock at $4.50 per share. The loan, with an interest rate of prime plus one-half of one percent, is to be repaid over seven years in equal annual installments of approximately $257,000. The Company is required to make equal annual contributions to the Trust in the amounts of the Trust's annual principal installments. The Company also makes monthly contributions to the Trust which uses such funds to pay monthly interest installments to the Company. The Plan covers substantially all employees and, as principal payments are made on the term loan, shares held by the Trust are allocated to eligible employees. Payments of approximately $237,000 for fiscal 1997 and $257,000 in each of fiscal 1996 and 1995, were made to the Trust, which the Trust applied against its loan to the Company. These payments caused an allocation to the eligible employees of 52,698 shares of the Company's Common Stock for fiscal 1997, and 57,143 shares of the Company's Common Stock for each of fiscal 1996 and 1995.

   The Company charged $87,000 in fiscal 1997 and $257,000 in each of fiscal 1996 and 1995, respectively, to operations for contributions to this trust.


   b. Savings Plan

   The Company has a 401(k) Savings Plan under which employees may voluntarily defer a portion of their compensation and the Company matches a portion of the employee deferral. All employees employed within the United States with at least three months of continuous service are eligible for the Plan. Company contributions vest 100% immediately. The Company's contributions to this Plan and charges to expense amounted to $67,000, $65,000, and $58,000 in fiscal 1997, 1996, and 1995, respectively.


13. Commitments and Contingencies


   a. Leases

   At March 31, 1997, the Company was committed under operating leases, principally for building and office space. Certain leases require the payment of expenses under escalation clauses. The major facilities lease is for a two year term, ending February 16, 1998.

     Future minimum lease payments under all noncancelable leases as of March 31, 1997 are as follows:

FISCAL YEAR
____________
1998   ......    1,014,000
1999   ......      150,000
2000   ......      150,000
2001   ......      150,000
2002   ......      143,000
Thereafter         257,000
                ___________
   Total        $1,864,000
                ===========

   Rental expense under all operating leases was approximately $742,000, $1,200,000, and $1,185,000, in fiscal 1997, 1996, and 1995, respectively.

   b. Employment Agreements

   The Company has entered into employment agreements with certain of its executive officers which provide for the payment to these executives of up to twelve months of compensation and the continuation of certain benefits if there is a change in control of the Company (as defined) or if employment is terminated without cause. The maximum contingent liability, at March 31, 1997, under these agreements was approximately $200,000.

                                XYVISION, INC.

   The Company has also instituted a severance benefit plan which covers substantially all employees. The Plan stipulates, in general, that in the event of a change in control of the Company (as defined), any employee terminated within twelve months of such event, without cause, would be entitled to receive a cash payment equal to his annual base compensation. The Board of Directors may declare by resolution that an event otherwise constituting a change in control per this Plan will not be considered a change in control. Therefore, it can not be reasonably estimated what the potential liability to the Company would be under this Plan.

   c. Contingencies

   The Company is party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's counsel and management are of the opinion that the final outcome should not have a material adverse effect on the Company's operations or financial position.


14. Major Customers and Geographic Revenues

     No single customer accounted for more than 10% of revenues in fiscal 1997, 1996, or 1995.
     Sales to unrelated customers by geographic region for fiscal 1997, 1996, and 1995 were as follows:

                       FISCAL 1997      FISCAL 1996      FISCAL 1995
                       ______________   ______________   _____________
   North America ...   $ 15,537,000     $ 15,578,000      18,080,000
   Western Europe         5,312,000        5,339,000       5,182,000
   Asia ............      1,385,000        1,337,000       1,043,000
   Australia  ......              -          160,000         254,000
                       _____________    _____________    _____________
    Total  .........   $ 22,234,000     $ 22,414,000      24,559,000
                       =============    =============    =============

15. Related Parties

     The Company had an agreement to pay consulting fees, which amounted to $131,000, $194,000, and $148,000 in fiscal 1997, 1996, and 1995, respectively, to T.H. Conway and Associates, Inc. These amounts are in lieu of salary and benefit payments to Mr. Conway. Mr. Conway, formerly President, Chief Executive Officer and Director of the Company, is the President and owner of the firm.

     The Company has a line of credit with Tudor Trust, the largest stockholder of the Company. Mr. Jeffrey Neuman, trustee of Tudor Trust, also serves as chairman of the Board of Directors of the Company. As a result of the outstanding line of credit balance, the Company paid Tudor Trust $416,000 in fiscal 1997 and as a result of the 15% Promissory Note Exchange programs (described in Note 8 to the consolidated financial statements), the Company paid an additional $37,000 to Tudor Trust in fiscal 1997.

Part IV, Item 14 of the Form 10-K of hte Company is hereby amended and restated in its entirety as follows:


                                    PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


   a. (1) Financial Statements

   The following financial statements of Xyvision are included in Part II,
   Item 8.
                                                                     PAGE(S) IN
                                                         FORM 10-K/A----------
   Report of Independent Accountants    ....................................7
   Consolidated Balance Sheets-March 31, 1997 and 1996    ..................8

   Consolidated Statements of Operations
    for the years ended March 31, 1997, 1996 and 1995  .....................9

   Consolidated Statements of Cash Flows
    for the years ended March 31, 1997, 1996 and 1995 .....................10

   Consolidated Statements of Changes in Stockholders' Deficit
    for the years ended March 31, 1995, 1996 and 1997    ..................11

   Notes to Consolidated Financial Statements   ........................12-22

   a. (2) Financial Statement Schedules

   Financial statement schedules have been omitted because they are either not required, not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

   b. Reports on Forms 8-K

     No reports on Form 8-K were filed in the last quarter of the Company's fiscal year ended March 31, 1997.

   c. Exhibits

   The Exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K/A.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A amending its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.
                               XYVISION, INC.
Date:
July 15, 1997
                               /s/ Eugene P. Seneta
                               ------------------------------------------------



                               Eugene P. Seneta

                               Vice President, Chief Financial Officer,
                               Treasurer and Secretary
                               (Principal Financial and Accounting Officer)

                                XYVISION, INC.

                        COMMISSION FILE NUMBER 0-14747
                                  FORM 10-K/A
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                               INDEX TO EXHIBITS


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

                                XYVISION, INC.

                        COMMISSION FILE NUMBER 0-14747
                                  FORM 10-K/A
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                          INDEX TO EXHIBITS (CONT'D)


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