Form 10-Q
period 1997-06-30
XYVISION INC
filed 1997-08-14
CIK 721080

-----------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
      [BOX][CHECK] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997
                                      OR
  [box] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from  to
                        COMMISSION FILE NUMBER 0-14747

                                XYVISION, INC.
                                   DELAWARE
        (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                  04-2751102

                   (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                      101 EDGEWATER DRIVE, WAKEFIELD, MA

                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  01880-1291
                                  (ZIP CODE)


         Registrant's telephone number including area code (617) 245-4100 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  No
[check]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
July 31, 1997.


                         COMMON STOCK, $.03 PAR VALUE

                            (TITLE OF EACH CLASS)

                                  14,271,415

                              (NUMBER OF SHARES)

                                  FORM 10-Q
                              TABLE OF CONTENTS
                                                                          PAGE

PART I. FINANCIAL INFORMATION
                         CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 1997 AND MARCH 31, 1997


2 Consolidated Statements of Operations
for the three months ended June 30, 1997 and 1996


3 Consolidated Statements of Cash Flows
for the three months ended June 30, 1997 and 1996

4 Notes to Consolidated Financial Statements

5 Management's Discussion and Analysis of Financial Condition and Results of Operations
9


PART II. OTHER INFORMATION ............................................11
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans,"
 "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Management's Discussion and Analysis of Financial Condition and Results of
      Operations," including risks related to the Company's credit line availability and debt restructuring efforts, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                                XYVISION, INC.
                         CONSOLIDATED BALANCE SHEETS
                     AT JUNE 30, 1997 AND MARCH 31, 1997

                                                                                (Unaudited)    March 31,
                                                                                  June 30, 1997   1997
                                                                               (In thousands)
                                    ASSETS

Current assets:
 Cash and cash equivalents                                                    $    168      $    261
 Accounts receivable:   Trade, less allowance for doubtful accounts of $688
 at June 30, 1997 and $649 at March 31, 1997                                     5,746         5,544
 Inventories                                                                       378           311
 Other current assets                                                              693           728
                                                                              -------------
Total current assets                                                             6,985         6,844

 Property and equipment, net                                                       691           733
 Other assets, net, principally software development costs                       2,447         2,400
Total assets                                                                  $ 10,123      $  9,977

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Note payable to a stockholder                                                $  5,725      $  4,550
 Current portion of long-term debt                                               1,952         2,031
 Accounts payable and accrued expenses                                           2,734         2,969
 Deferred service revenue                                                        1,271         1,243
 Other current liabilities                                                         931           886
Total current liabilities                                                       12,613        11,679
Long-term debt, less current portion                                               224           165
Total liabilities                                                               12,837        11,844
Commitments and contingencies                                                       --            --

Stockholders' deficit:
 Capital stock:
  Series preferred stock, $1.00 par value; 2,700,000 shares authorized; no
 shares issued                                                                      --            --
  Series B preferred stock, $1.00 par value; 300,000 shares authorized;
 235,299 issued and outstanding at June 30, 1997 and March 31, 1997
 (aggregate liquidation preference of $3,057)                                      235           235
  Common stock, $.03 par value; 50,000,000 shares authorized; 14,748,080 and
 14,739,857 issued and outstanding at June 30, 1997 and March 31, 1997,
 respectively                                                                      442           442
 Additional paid-in capital                                                     49,602        49,575
 Accumulated deficit                                                           (51,825)      (50,951)
                                                                                (1,546)         (699)
 Less:   Treasury stock, at cost; 476,665 shares at June 30, 1997 and March
 31, 1997                                                                        1,168         1,168
Total stockholders' deficit                                                     (2,714)       (1,867)
Total liabilities and stockholders' deficit                                   $ 10,123      $  9,977

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three Months Ended
                                                   June 30,    June 30,
                                                   1997        1996
                                                   (Unaudited)
Revenues:
 Systems                                           $2,542    $3,743
 Services                                           2,462     2,300
Total revenues                                      5,004     6,043
Cost of sales:
 Systems                                              991     1,372
 Service                                            1,725     1,685
Total cost of sales                                 2,716     3,057
Gross margin                                        2,288     2,986
                                                             ---------

Expenses:
 Research and development                             750       700
 Marketing, general and administrative              2,167     2,011
Total operating expenses                            2,917     2,711
Income (loss) from operations                        (629)      275

Other expense, net:  Interest income                    1         1
 Interest expense - third party                       (34)     (112)
 Interest expense - stockholder                      (189)     (130)
Total other expense, net                             (222)     (241)
                                                             ---------
Income (loss) before income taxes                    (851)       34
Provision for income taxes                            --         --
Net income (loss)                                    (851)       34
Series B Preferred Stock dividends                     24        22
Net income (loss) allocable to common stockholders  $(875)   $   12

Earnings per share:
 Income (loss) per share                            $(.06)   $  .00
                                                   ========= =========
Weighted average common and common  equivalent
 shares outstanding                                14,263     9,701

  The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                (IN THOUSANDS)

                                                                             Three Months Ended
                                                                             June 30,    June 30,
                                                                             1997        1996
                                                                                  (Unaudited)
Operations:
Net income (loss)                                                            $(851)    $   34

Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization                                                  575         351
Provisions for losses on accounts receivable                                    75          --
Operating assets and liabilities:  Accounts receivable                        (276)       (569)
  Inventories                                                                  (66)         89
 Accounts payable and accrued expenses                                        (235)        (65)
 Other current liabilities                                                      81        (188)
 Other assets                                                                   35           4
                                                                             --------- ---------
Net cash provided from (used for) operations                                  (662)       (344)

Investments:
Additions to property and equipment                                            (80)       (184)
Capitalized software                                                          (427)       (398)
                                                                             --------- ---------
Net cash used for investments                                                 (507)       (582)
Financing: Proceeds from line of credit from a stockholder                   1,300       1,100
Repayment of line of credit to a stockholder                                  (200)       (500)
Issuance of preferred stock                                                    --            1
Exercise of warrants                                                           --          200
Dividends on preferred stock                                                  (24)         (22)
Net cash provided from (used for) financing                                 1,076          779
Net decrease in cash and cash equivalents                                     (93)        (147)
Cash and cash equivalents at the beginning of the period                      261          332
                                                                             --------- ---------
Cash and cash equivalents at the end of the period                           $168       $  185
                                                                             ========= =========

Non-cash Financial Activities: Conversion of 6% debentures to equity           20            --
Converstion of accrued interest on 6% debentures to equity                      7            --
Conversion of 6% debentures to 15% and 4% notes                                --           90
Conversion of 15% notes to 4% notes                                            --          177
Conversion of accrued interest on 15% notes to Series B Preferred Stock        --           75

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1997 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, as amended.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities and accrued litigation at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.
The results of consolidated operations for the interim period ended June 30, 1997 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.

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

On June 30, 1992, the Company obtained a $2,000,000 line of credit with Tudor Trust (the "investor"), the largest stockholder of the Company. Mr. Jeffrey Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. The line, which is payable on demand, is collateralized by substantially all of the assets of the Company and has been used for working capital and general business purposes. Interest on the line of credit is payable monthly. The Company issued 400,000 shares of common stock and a common stock purchase warrant for 100,000 shares of common stock at an exercise price of $.50 per share to the investor for no additional consideration upon signing of the line of credit. In addition, as required by the line of credit, from September 30, 1992 through June 30, 1993, the Company granted the investor four additional common stock purchase warrants, each covering 100,000 shares of common stock. On September 28, 1993, the Company and the investor amended the line of credit. Under the terms of this amendment: (i) the amount available under the line of credit was increased from $2,000,000 to $2,500,000; (ii) the annual interest rate was reduced from 13% to 10%; and
(iii) the term of the line of credit was extended from June 30, 1994 to June 30, 1995. In consideration of such changes, the Company: (i) reduced the exercise price of 200,000 and 100,000 common stock purchase warrants exercisable by the investor from $.50 and $.25 per share, respectively, to $.09 per share (the fair market value of the common stock on September 28, 1993); (ii) issued 200,000 shares of common stock and a warrant to purchase 300,000 shares of common stock at an exercise price of $.09 per share to the investor for no additional consideration; and (iii) agreed to grant the investor up to eight additional warrants, each covering 125,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of issue or $1.00 per share.
On December 3, 1993, the Company and the investor entered into an additional amendment to the line of credit. Under the terms of this amendment, the amount available under the line of credit was increased to $3,000,000. In consideration of this change, the Company: (i) issued 100,000 shares of common stock and a warrant to purchase 500,000 shares of common stock at fair market value of the common stock on December 3, 1993 and (ii) agreed to grant the investor up to seven additional common stock purchase warrants between December 31,

1993 and June 30, 1995, each covering 200,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of grant or $1.00 per share (these warrants are in lieu of the last seven of the warrants referred to in clause (iii) of the preceding paragraph).
On February 29, 1996, the Company and the investor entered into an additional amendment to the line of credit. Under the terms on this amendment, the amount available under the line of credit was increased to $4,000,000 and the term of the line of credit was extended to December 31, 1997. In consideration of these changes, the Company granted the investor a common stock purchase warrant for 200,000 shares of common stock at an exercise price of $.10 per share (the fair market value of the common stock on the date of issuance of such warrant) and agreed to continue to grant the investor, for each fiscal quarter for which amounts are outstanding under the credit line, a common stock purchase warrant for 200,000 shares of common stock provided that the number of shares subject to the warrant shall be 325,000 (rather than 200,000 shares in the event that the maximum amount of outstanding credit line advances on one or more dates during the quarter ending on the issue date of such warrant exceeds $3,000,000). The exercise price of the first five warrants (beginning with the warrant for the quarter ended September 30, 1995) will be at the lesser of the fair market value of the common stock on the date of the grant or $1.00 per share while the exercise price of the final five warrants will be the fair market value of the common stock on the date of the grant.
Late in fiscal 1996, management of the Company concluded that, due principally to the significant losses from operations in the third and fourth quarters of fiscal 1996 (which amounted to approximately $1.8 million and $2.5 million, respectively), the Company's $4,000,000 credit line would be insufficient to finance the Company's cash needs during the first quarter of fiscal 1997. Accordingly, after investigating a number of alternative sources of financing, the Company entered into an amendment to its line of credit agreement with Tudor Trust, effective as of May 31, 1996, pursuant to which
(a) Tudor Trust agreed to (i) increase the maximum loan amount to $5,000,000,
(ii) reduce the interest rate on the line of credit from 10% to 8% per annum,
(iii) eliminate any borrowing covenants or conditions that would prevent the Company from accessing the full $5,000,000 of available credit, and (iv) eliminate the requirement for the issuance of additional warrants to Tudor Trust under the line of credit (which were issuable on a quarterly basis), and (b) in consideration therefor, the Company issued to Tudor Trust warrants for 10,000,000 shares of common stock of the Company at an exercise price of $.10 per share (representing the parties' understanding as to the fair market value of the common stock of the Company as of the date of warrant issuance). On July 11, 1997, the Company received an independent third-party calculation of the fair market value of the common stock of the Company as of the date of warrant issuance of $.18 per share. On July 15, 1997, the Company and Tudor Trust agreed to amend the warrants to increase the exercise price to $.18 per share. In connection with this line of credit amendment, Tudor Trust exercised previously granted warrants for the purchase of 2,092,500 shares of common stock of the Company, for an aggregate purchase price of $200,000. On July 14, 1997, the Company received an independent third-party calculation of the value of the common stock purchase warrants as of the date of warrant issuance of $.06 per warrant. The value of the warrants is being amortized on a straight-line basis over the two year term of the credit line and charged to interest expense.
In the third quarter of fiscal 1997, the Company and the investor agreed on an amendment to the line of credit to increase the maximum loan amount thereunder from $5,000,000 to $6,000,000. Such amendment provides that the investor shall have the sole discretion to decide whether or not to make any and all advances of funds in excess of $5,000,000, and that the investor shall have the right to refuse to make any advances of any such funds in excess of $5,000,000 for any reason or no reason. In addition, the Company has begun negotiations with Tudor Trust to further amend the line of credit to permit increased borrowing. There can be no assurance, however, that such negotiations will be successful or that increased borrowings will be available under the Company's line of credit.
As of June 30, 1997, the Company had an outstanding credit line balance of $6,000,000. As of August 14, 1997, the Company had an outstanding credit line balance of $6,600,000.

In May 1987, the Company issued $25,000,000 principal aggregate amount of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into common stock at a conversion price of $22.50 per share. Interest on the Debentures is payable annually (on May 5th) and the Debentures may be called by the Company under certain conditions. At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of these Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.

   Since March 10, 1992, the Company has consummated restructuring transactions with the holders of a total of $19,035,000 principal aggregate amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of the Company in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and (ii) 107,095 shares of common stock of the Company per $1,000,000 principal amount of Debentures. The Company has issued 15% Promissory Notes in an aggregate principal amount of $5,815,000 in connection with such Debenture exchange transactions with aggregate interest of $2,452,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and December 30, 1998.
During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995, 1996 or 1997. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of August 14, 1997, no such acceleration had occurred or been threatened.
In order to relieve itself of the payment obligations on the 15% Promissory Notes, in fiscal 1995 the Company began a program to restructure the 15% Promissory Notes. As of June 30, 1997, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,709,000 and accrued interest of $2,353,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued
(i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and
(iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the shares of Series B Preferred Stock are convertible. The exchange transactions were completed assuming a fair value of $10 per share of Series B Preferred Stock. As of June 30, 1997, 15% Promissory Notes in an aggregate principle amount of $60,000 and accrued interest of $26,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes but there can be no assurance that it will do so.


   As of June 30, 1997, the Company has completed transactions with holders of an aggregate of $4,974,000 principal amount of the outstanding 4% Promissory Notes. Under the terms of the exchange agreements, the holders of the 4% Promissory Notes exchanged their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest was paid in cash as the time of such exchange). The Company has accounted for the conversions as a contribution of capital by significant shareholders. As of June 30, 1997, 4% Promissory Notes in an aggregate principal amount of $500,000 were overdue. The Company may seek to restructure the remaining 4% Promissory Notes but there can be no assurance that it will do so.


   As of June 30, 1997, the Company completed transactions with investors holding an aggregate amount of

$2,020,000 principal amount of the Debentures. Under the terms of the agreement, holders of Debentures exchanged their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33. As of June 30, 1997, a total of $1,355,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $315,000 principal amount, leaving the holders of $1,040,000 principal amount of Debentures unidentified. The Company has accounted for the conversions as a contribution of capital by significant shareholders.

   The Company continues to negotiate, in good faith, restructuring transactions with as many of the remaining holders of Debentures, 15% Promissory Notes and 4% Promissory Notes as possible. However, despite the progress that has been made, the Company can still give no assurance about the outcome of these restructuring efforts and does not expect the matters to be resolved in the near future. If the Company is unable to enter into exchange transactions with the remaining holders, and such holders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.

   The Company anticipates that its cash requirements for the remainder of fiscal 1998 will be satisfied mainly from its credit line, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes and the availability of increased borrowings under the credit line should the Company require them. However, there can be no assurance that such forbearance will continue or that the investor will continue to advance any funds in excess of $5,000,000 under the credit line. In addition, the Company anticipates an increased level of cash requirements in fiscal 1998 and has begun negotiations to amend its credit line to facilitate increased borrowing. There can be no assurance, however, that such negotiations will be successful or that increased borrowings will be available under the Company's credit line. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets. There has been no change to the valuation allowance during the three months ended June 30, 1997.


Net loss per share was computed on the basis of weighted average common shares outstanding. Net income per share was computed on the basis of weighted average common shares and dilutive common equivalent shares outstanding. Full diluted weighted average shares outstanding used in the per share calculation include common stock purchase warrants, stock options, and the conversion of certain debts and other equities into common stock. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings per Share", which is effective for fiscal years ending after December 15, 1997. This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, which excludes dilutive securities. It also requires a reconciliation of the basic EPS to diluted EPS and dual presentation on the face of the income statement.
The impact of the new standard on earnings per common share as reported would be immaterial.

                                XYVISION, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
RESULTS OF OPERATIONS


   Revenues for the first quarter of fiscal 1998 were $5,004,000, a decrease of $1,039,000, or 17%, from the same quarter of fiscal 1997. In the first quarter of fiscal 1998 systems revenues decreased $1,201,000, or 32%, from the same quarter of fiscal 1997. This decrease in revenues is primarily attributable to decreases in sales in the Contex division. Service revenues increased $162,000, or 7%, from the same quarter of fiscal 1997, primarily due to increases in the customization requirements of domestic publishing customers.

   In the first quarter of fiscal 1998 gross margins decreased to 46% of revenues from 49% in the comparable quarter of fiscal 1997. System margins decreased to 61% of revenue from 63% for the first quarters of fiscal 1998 and 1997, respectively. The decrease in margin was primarily a result of an increase in the proportion of hardware sales in the Contex division's European and Asian markets. Service margins increased to 30% of revenues from 27% for the same quarter of fiscal 1997, a result of an increase in domestic revenues and a relatively constant level of fixed costs.

   In the first quarter of fiscal 1998, research and development expenses, net of capitalized software development costs, were $750,000, an increase of $50,000, or 7%, from the comparable quarter of fiscal 1997. The increase was mainly the result of increased headcount and the associated costs in the publishing division. Capitalized software development costs were $427,000 and $398,000 for the first quarter of fiscal 1998 and 1997, respectively. The increase is primarily due to costs related to Contex professional software version 6.0. Research and development expenses (excluding capitalized software development costs) were 15% and 12% of revenues for the first quarters of fiscal 1998 and 1997, respectively.

   Marketing, general, and administrative expenses were $2,167,000 for the first quarter of fiscal 1998, an increase of $156,000 or 8% from the comparable quarter of 1997. These expenses represented 43% and 33% of revenues in the first quarter of fiscal 1998 and 1997, respectively. The expense increase was primarily the result of increased sales and marketing spending in the publishing division's domestic and European markets.


   Interest expense was $222,000 for the first quarter of fiscal 1998, a decrease of $19,000, or 8%, from the comparable quarter of 1997. The decrease in interest expense for the first quarter of 1998 was primarily due to the impact of the program to exchange the Debentures and 4% Promissory Notes for equity securities as described below and in Note 5 to the consolidated financial statements which was partially offset by a higher average balance on the Company's credit line and increased interest expense related to the third-party calculation of the value of the common stock purchase warrants as described in Note 4 to the consolidated financial statements.

   The Company's deferred tax assets consist primarily of its net operating loss carry forwards. The Company has a valuation allowance to fully offset future tax benefits of these deferred tax assets. There has been no change in the valuation allowance for the first quarter of fiscal 1998.

   The Company accrued dividends of $24,000 and $22,000 on the Series B Preferred Stock in the first quarter of fiscal 1998 and 1997, respectively. The dividend was a result of the 15% Promissory Note exchange program as described below and in Note 5 to the consolidated financial statements.

   The Company recorded a net loss allocable to common stockholders of $875,000 for the first quarter of fiscal 1998, compared to net income allocable to common stockholders of $12,000 for the first quarter of fiscal 1997.

   The Company believes that inflation has not had a material effect on its results of operations to date.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 1997, the Company had cash of $168,000, a decrease of $93,000 from March 31, 1997. During the first three months of fiscal 1998, the Company's operating and investment activities used $1,169,000 of cash.


   The Company has a $6,000,000 amended line of credit with Tudor Trust, the largest stockholder of the Company. Mr. Jeffrey L. Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. The credit line currently bears interest at a rate of 8% per year, payable monthly. As of June 30, 1997 the Company had an outstanding line of credit balance of $6,000,000. As of August 14, 1997 the Company had an outstanding credit line balance of $6,600,000. The Company has begun negotiations with Tudor Trust to further amend the line of credit to permit increased borrowing. There can be no assurance, however, that such negotiations will be successful or that increased borrowings will be available under the Company's line of credit. See Note 4 to the consolidated financial statements for a further description of the Company's line of credit and the various amendments thereto.

   See Note 5 to the consolidated financial statements for a description of the Company's efforts to restructure the outstanding Debentures, 15% Promissory Notes and 4% Promissory Notes. However, despite the progress that has been made, the Company can still give no assurance about the outcome of these restructuring efforts and does not expect the matters to be resolved in the near future. If the Company is unable to enter into exchange transactions with the remaining holders, and such holders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.


   The Company anticipates that its cash requirements for the remainder of fiscal 1998 will be satisfied mainly from its credit line, assuming the continued forbearance by the Debentureholders and the availability of increased borrowings under the credit line should the Company require them. However, there can be no assurance that such forbearance will continue or that the investor will advance any funds in excess of $5,000,000 under the credit line. In addition, the Company anticipates an increased level of cash requirements in fiscal 1998 and has begun negotiations to amend its credit line to facilitate increased borrowing. There can be no assurance, however, that such negotiations will be successful or that increased borrowings will be available under the Company's credit line. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          PART II: OTHER INFORMATION

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

                                  XYVISION, INC.
-----------------------------------------------------------------------------
                                 (Registrant)
August 14, 1997
/s/ Eugene P. Seneta
-----------------------------------------------------------------------------
Eugene P. Seneta
Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial and Accounting Officer)