Form 10-Q
period 1997-09-30
XYVISION INC
filed 1997-11-14
CIK 721080

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   FORM 10-Q
  |q?[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                      OR
  |q? TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from ---------------------  to ---------------------



                         COMMISSION FILE NUMBER 0-14747


                                 XYVISION, INC.


             (Exact name of registrant as specified in its charter)

       Delaware                                              04-2751102
(State or other jurisdiction                  (I.R.S. Employer Identification
                                    Number)
                       of incorporation or organization)


       101 Edgewater Drive, Wakefield, MA                     01880-1291
      (Address of principal executive offices)                (Zip Code)



       Registrant's telephone number including area code (781) 245-4100

                         ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




                              [x]Yes -----------------  No -----------------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
November 14, 1997.



       Common Stock, $.03 par value                           14,271,415
(Title of each class)                                (number of shares)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   Form 10-Q

                               Table of Contents




                                                                            Page



Part I. Financial Information


     Consolidated Balance Sheets
      at September 30, 1997 and March 31, 1997 .............................. 2


     Consolidated Statements of Operations
      for the three and six months ended September 30, 1997 and 1996 ........ 3


     Consolidated Statements of Cash Flows
      for the six months ended September 30, 1997 and 1996 .................. 4


     Notes to Consolidated Financial Statements ............................. 5


     Management's Discussion and Analysis of Financial
      Condition and Results of Operations ................................... 9



Part II. Other Information.................................................. 11


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

                                XYVISION, INC.

                          CONSOLIDATED BALANCE SHEETS
                    at September 30, 1997 and March 31, 1997

                                                                                 (Unaudited)
                                                                                September 30,     March 31,
                                                                                    1997            1997
                                                                                -------------     ---------
                                                                                        (In thousands)
                                  ASSETS
Current assets:
  Cash and cash equivalents  ................................................   $        196      $    261
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $562 at September 30, 1997
     and $649 at March 31, 1997 .............................................          4,966         5,544
  Inventories ...............................................................            275           311
  Other current assets ......................................................            793           728
                                                                                -------------     ---------
      Total current assets   ................................................          6,230         6,844
  Property and equipment, net   .............................................            734           733
  Other assets, net, principally software development costs   ...............          2,533         2,400
                                                                                -------------     ---------
        Total assets   ......................................................   $      9,497      $  9,977
                                                                                =============     =========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note payable to a stockholder, less discount of $200 at September 30, 1997
   and $350 at March 31, 1997................................................   $      7,100      $  4,550
  Current portion of long-term debt   .......................................          1,952         2,031
  Accounts payable and accrued expenses  ....................................          2,875         2,969
  Deferred service revenue      .............................................          1,081         1,243
  Other current liabilities  ................................................            903           886
                                                                                -------------     ---------
      Total current liabilities .............................................         13,911        11,679
Long-term debt, less current portion  .......................................            224           165
                                                                                -------------     ---------
        Total liabilities ...................................................         14,135        11,844
                                                                                -------------     ---------
Commitments and contingencies   .............................................              -             -
Stockholders' deficit:
  Capital stock:
   Series preferred stock, $1.00 par value; 2,700,000 shares authorized;
     no shares issued  ......................................................              -             -
   Series B preferred stock, $1.00 par value; 300,000 shares authorized;
     235,299 issued and outstanding at September 30, 1997 and March 31, 1997
     (aggregate liquidation preference of $3,057) ...........................            235           235
   Common stock, $.03 par value; 50,000,000 shares authorized; 14,748,080 and
     14,739,857 issued and outstanding at September 30, 1997 and March 31,
     1997, respectively   ...................................................            442           442
  Additional paid-in capital ................................................         49,602        49,575
  Accumulated deficit  ......................................................        (53,749)      (50,951)
                                                                                -------------     ---------
                                                                                      (3,470)         (699)
  Less:
   Treasury stock, at cost; 476,665 shares at September 30, 1997 and
     March 31, 1997 .........................................................          1,168         1,168
                                                                                -------------     ---------
      Total stockholders' deficit  ..........................................         (4,638)       (1,867)
                                                                                -------------     ---------
        Total liabilities and stockholders' deficit  ........................   $      9,497      $  9,977
                                                                                =============     =========

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
        For the three and six months ended September 30, 1997 and 1996
                     (In thousands, except per share data)

                                                                        Three Months Ended                Six Months Ended
                                                                  -----------------------------   ------------------------------
                                                                   September 30,   September 30,   September 30,   September 30,
                                                                       1997            1996            1997            1996
                                                                  -------------   -------------   -------------   -------------
                                                                            (Unaudited)                     (Unaudited)
  Revenues:
   Systems ...................................................... $      2,052    $      2,953    $      4,594    $      6,696
   Services   ...................................................        2,066           2,514           4,528           4,814
                                                                  -------------   -------------   -------------   -------------
      Total revenues   ..........................................        4,118           5,467           9,122          11,510
                                                                  -------------   -------------   -------------   -------------
  Cost of sales:
   Systems ......................................................          898           1,057           1,889           2,429
   Service ......................................................        1,738           1,765           3,463           3,451
                                                                  -------------   -------------   -------------   -------------
      Total cost of sales .......................................        2,636           2,822           5,352           5,880
                                                                  -------------   -------------   -------------   -------------
  Gross margin   ................................................        1,482           2,645           3,770           5,630
                                                                  -------------   -------------   -------------   -------------
  Expenses:
   Research and development  ....................................          818             769           1,568           1,469
   Marketing, general and administrative ........................        2,324           1,723           4,491           3,733
                                                                  -------------   -------------   -------------   -------------
      Total operating expenses  .................................        3,142           2,492           6,059           5,202
                                                                  -------------   -------------   -------------   -------------
  Income (loss) from operations .................................       (1,660)            153          (2,289)            428
                                                                  -------------   -------------   -------------   -------------
  Other expense, net:
   Interest income  .............................................            1               2               2               3
   Interest expense - third party  ..............................          (31)            (77)            (65)           (189)
   Interest expense - stockholder  ..............................         (211)           (145)           (400)           (275)
                                                                  -------------   -------------   -------------   -------------
  Total other expense, net   ....................................         (241)           (220)           (463)           (461)
                                                                  -------------   -------------   -------------   -------------
  Income (loss) before income taxes and extraordinary item       .      (1,901)            (67)         (2,752)            (33)
  Provision for income taxes ....................................            -               -               -               -
                                                                  -------------   -------------   -------------   -------------
  Net income (loss) before extraordinary item  ..................       (1,901)            (67)         (2,752)            (33)
  Extraordinary item:
   Gain on the exchange of convertible subordinated
     debentures  ................................................            -             100               -             100
                                                                  -------------   -------------   -------------   -------------
  Net income (loss) .............................................       (1,901)             33          (2,752           )  67
  Series B Preferred Stock dividends  ...........................           24              24              48              46
                                                                  -------------   -------------   -------------   -------------
  Net income (loss) allocable to common stockholders ............ $     (1,925)   $          9    $     (2,800)   $         21
                                                                  =============   =============   =============   =============
  Earnings per share:
   Income (loss) per share   .................................... $      (0.13)   $          -    $      (0.20)   $          -
                                                                  =============   =============   =============   =============
  Weighted average common and common
   equivalent shares outstanding   ..............................       14,271          19,064          14,267          14,631

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the six months ended September 30, 1997 and 1996
                                 (In thousands)



                                                                                       Six Months Ended
                                                                               ---------------------------------
                                                                               September 30,     September 30,
                                                                                   1997              1996
                                                                               -------------     -------------
                                                                                          (Unaudited)
Operations:
Net income (loss)    ......................................................... $     (2,752)     $         67
Adjustments to reconcile net income to net cash used for operating activities:
Gain on the exchange of convertible subordinated debentures ..................            -              (100)
Depreciation and amortization ................................................        1,161               776
Provisions for losses on accounts receivable .................................          200                 -
Operating assets and liabilities:
  Accounts receivable   ......................................................          378              (615)
  Inventories  ...............................................................           36                88
  Accounts payable and accrued expenses   ....................................          (91)             (655)
  Other current liabilities   ................................................         (141)             (179)
  Other assets ...............................................................          (61)              (19)
                                                                               -------------     -------------
Net cash used for operations  ................................................       (1,270)             (637)
Investments:
Additions to property and equipment ..........................................         (239)             (322)
Proceeds from sale of property and equipment .................................            -                 3
Capitalized software .........................................................         (908)             (752)
                                                                               -------------     -------------
Net cash used for investments ................................................       (1,147)           (1,071)
Financing:
Proceeds from line of credit from a stockholder ..............................        2,600             1,900
Repayment of line of credit to a stockholder .................................         (200)             (800)
Issuance of preferred stock   ................................................            -                 1
Exercise of warrants .........................................................            -               200
Dividends on preferred stock  ................................................          (48)              (47)
Principal loan payment from Employee Stock Ownership Plan   ..................            -               237
                                                                               -------------     -------------
Net cash provided from financing .............................................        2,352             1,491
Net decrease in cash and cash equivalents ....................................          (65)             (217)
Cash and cash equivalents at the beginning of the period .....................          261               332
                                                                               -------------     -------------
Cash and cash equivalents at the end of the period ........................... $        196      $        115
                                                                               =============     =============
Non-cash Financial Activities:
Conversion of 6% debentures to equity     ....................................           20             2,000
Conversion of 4% notes to equity .............................................            -             4,568
Conversion of accrued interest on 6% debentures to equity      ...............            7               649
Conversion of 6% debentures to 15% and 4% notes       ........................            -               340
Conversion of 15% notes to 4% notes       ....................................            -               177
Conversion of accrued interest on 15% notes to Series B Preferred Stock                   -                75


The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 1. In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1997 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, as amended.

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

    The results of consolidated operations for the interim period ended September 30, 1997 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.



 2. Trade receivables do not contain any material amounts collectible over a period in excess of one year.

    The Company sells its products to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer receivables. The Company maintains reserves for credit losses and such losses have been within management's expectations.


 3. Inventories are stated at the lower of cost, determined on a first-in, first-out method, or market and consist primarily of finished goods.


 4. On June 30, 1992, the Company obtained a $2,000,000 line of credit with Tudor Trust ("Tudor Trust"), the largest stockholder of the Company. Mr. Jeffrey Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. The line, which is payable on demand, is collateralized by substantially all of the assets of the Company and has been used for working capital and general business purposes. Interest on the line of credit is payable monthly. The Company issued 400,000 shares of common stock and a common stock purchase warrant for 100,000 shares of common stock at an exercise price of $.50 per share to Tudor Trust for no additional consideration upon signing of the line of credit. In addition, as required by the line of credit, from September 30, 1992 through June 30, 1993, the Company granted Tudor Trust four additional common stock purchase warrants, each covering 100,000 shares of common stock. On September 28, 1993, the Company and Tudor Trust amended the line of credit. Under the terms of this amendment: (i) the amount available under the line of credit was increased from $2,000,000 to $2,500,000; (ii) the annual interest rate was reduced from 13% to 10%; and (iii) the term of the line of credit was extended from June 30, 1994 to June 30, 1995. In consideration of such changes, the Company: (i) reduced the exercise price of 200,000 and 100,000 common stock purchase warrants exercisable by Tudor Trust from $.50 and $.25 per share, respectively, to $.09 per share (the fair market value of the common stock on September 28, 1993); (ii) issued 200,000 shares of common stock and a warrant to purchase 300,000 shares of common stock at an exercise price of $.09 per share to Tudor Trust for no additional consideration; and (iii) agreed to grant Tudor Trust up to eight additional warrants, each covering 125,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of issue or $1.00 per share.

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

    On February 29, 1996, the Company and Tudor Trust entered into an additional amendment to the line of credit. Under the terms on this amendment, the amount available under the line of credit was increased to $4,000,000 and the term of the line of credit was extended to December 31, 1997. In consideration of these changes, the Company granted Tudor Trust a common stock purchase warrant for 200,000 shares of common stock at an exercise price of $.10 per share (the fair market value of the common stock on the date of issuance of such warrant) and agreed to continue to grant Tudor Trust, for each fiscal quarter for which amounts are outstanding under the credit line, a common stock purchase warrant for 200,000 shares of common stock provided that the number of shares subject to the warrant shall be 325,000 (rather than 200,000 shares in the event that the maximum amount of outstanding credit line advances on one or more dates during the quarter ending on the issue date of such warrant exceeds $3,000,000). The exercise price of the first five warrants (beginning with the warrant for the quarter ended September 30, 1995) will be at the lesser of the fair market value of the common stock on the date of the grant or $1.00 per share while the exercise price of the final five warrants will be the fair market value of the common stock on the date of the grant.

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

    On November 22, 1996, the Company and Tudor Trust entered into an additional amendment to the line of credit to increase the maximum loan amount thereunder from $5,000,000 to $6,000,000. Such amendment provided that Tudor Trust shall have the sole discretion to decide whether or not to make any and all advances of funds in excess of $5,000,000, and that Tudor Trust shall have the right to refuse to make any advances of any such funds in excess of $5,000,000 for any reason or no reason. In addition, the Company is currently in negotiations with Tudor Trust to further amend the line of credit. Such amendment, as currently proposed, would (i) increase the maximum loan amount thereunder from $6,000,000 to $8,300,000, (ii) decrease the interest rate on the line of credit from 8% to 6%, (iii) eliminate the provision that Tudor Trust shall have the sole discretion to decide whether or not to make any advances of funds thereunder in excess of $5,000,000, (iv) provide for Tudor Trust to cause the issuance of a letter of credit from a bank in the amount of $444,600 to the Company's proposed new landlord, (v) extend the term of the line of credit to March 31, 2000, and (vi) provide for the issuance by the Company to Tudor Trust of a common stock purchase warrant covering 10,000,000 shares of common stock at a purchase price of $.18 per share. There can be no assurance, however, that such negotiations will be successful or that increased borrowings will be available under the Company's line of credit.


    As of September 30, 1997, the Company had an outstanding credit line balance of $7,300,000. As of November 14, 1997, the Company had an outstanding credit line balance of $8,100,000.

 5. In May 1987, the Company issued $25,000,000 principal aggregate amount of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into common stock at a conversion price of $22.50 per share. Interest on the Debentures is payable annually (on May 5th) and the Debentures may be called by the Company under certain conditions. At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of these Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, these Debentures.

    From March 10, 1992 to September 30, 1996, the Company consummated restructuring transactions with the holders of a total of $19,035,000 principal aggregate amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of the Company in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and (ii) 107,095 shares of common stock of the Company per $1,000,000 principal amount of Debentures. The Company has issued 15% Promissory Notes in an aggregate principal amount of $5,815,000 in connection with such Debenture exchange transactions with aggregate interest of $2,452,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and December 30, 1998.

    During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995, 1996 or 1997. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of November 14, 1997, no such acceleration had occurred or been threatened.

    In order to relieve itself of the payment obligations on the 15% Promissory Notes, in fiscal 1995 the Company began a program to restructure the 15% Promissory Notes. As of September 30, 1997, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,709,000 and accrued interest of $2,353,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued (i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and (iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the shares of Series B Preferred Stock are convertible. The exchange transactions were completed assuming a fair value of $10 per share of Series B Preferred Stock. As of September 30, 1997, 15% Promissory Notes in an aggregate principal amount of $60,000 and accrued interest of $48,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes but there can be no assurance that it will do so.

    As of September 30, 1997, the Company has completed transactions with holders of an aggregate of $4,974,000 principal amount of the outstanding 4% Promissory Notes. Under the terms of the exchange agreements, the holders of the 4% Promissory Notes exchanged their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest was paid in cash as the time of such exchange). The Company has accounted for the conversions as a contribution of capital by significant stockholders. As of September 30, 1997, 4% Promissory Notes in an aggregate principal amount of $500,000 were overdue. The Company may seek to restructure the remaining 4% Promissory Notes but there can be no assurance that it will do so.

    Between September 30, 1996 and September 30, 1997, the Company completed transactions with investors holding an additional aggregate amount of $2,020,000 principal amount of the Debentures. Under the terms of the exchange agreements, holders of Debentures exchanged their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33. As of September 30, 1997, a total of $1,355,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $315,000 principal amount, leaving the holders of $1,040,000 principal amount of Debentures unidentified. The Company has accounted for the conversions as a contribution of capital by significant stockholders.

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

    The Company anticipates that its cash requirements for the remainder of fiscal 1998 will be satisfied mainly from its credit line, as proposed to be amended, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes and the availability of increased borrowings under the credit line or otherwise. In addition, the Company's current outstanding credit line balance is in excess of the current terms of the credit line, and for the remainder of fiscal 1998, the Company expects to require cash in excess of the terms of the credit line as proposed to be amended. There can be no assurance that the forbearance by the debtholders will continue or that the Company will successfully negotiate an amendment to the credit line as proposed, or otherwise, or that Tudor Trust will continue to advance any required funds under or above the credit line. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


 6. The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets. There has been no change to the valuation allowance during the three months ended June 30, 1997.


 7. Net loss per share was computed on the basis of weighted average common shares outstanding. Net income per share was computed on the basis of weighted average common shares and dilutive common equivalent shares outstanding. Full diluted weighted average shares outstanding used in the per share calculation include common stock purchase warrants, stock options, and the conversion of certain debts and other equities into common stock. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings per Share", which is effective for fiscal years ending after December 15, 1997. This statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, which excludes dilutive securities. It also requires a reconciliation of the basic EPS to diluted EPS and dual presentation on the face of the income statement.

     The impact of the new standard on earnings per common share as reported would be immaterial.

                                XYVISION, INC.

Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
              For the six months ended September 30, 1997 and 1996


Results of Operations

     Revenues for the second quarter of fiscal 1998 were $4,118,000, a decrease of $1,349,000, or 25%, from the same quarter of fiscal 1997. Revenues for the first six months of fiscal 1998 were $9,122,000, a decrease of $2,388,000, or 21%, from the same period of the previous year. In the second quarter of fiscal 1998, systems revenues decreased $901,000, or 31%, from the same quarter of fiscal 1997. The decrease was attributable to decreased worldwide Contex division sales partially offset by increased Publishing European sales. For the first six months of fiscal 1998, systems revenues decreased $2,102,000, or 31%, for the comparable period of the previous fiscal year. These decreases in revenues are primarily attributable to decreases in sales in the Contex division, while the Publishing division's revenues remained constant. For the three and six month periods ended September 30, 1997, service revenues decreased $448,000, or 18%, and $286,000, or 6%, from the comparable periods of fiscal 1997, respectively. These decreases are primarily due to decreases in the Publishing domestic service and maintenance revenues.

     For the second quarter of fiscal 1998, gross margins decreased to 36% of revenues from 48% in the comparable quarter of fiscal 1997. For the first six months of fiscal 1998, gross margins decreased to 41% of revenues from 49% for the comparable period of fiscal 1997. Systems margins for the second quarter of fiscal 1998 decreased to 56% of revenues from 64% for the same quarter of fiscal 1997. For the first six months of fiscal 1998, systems margins decreased to 59% of revenues from 64% for the same period of fiscal 1997. The second quarter and six month decreases were primarily a result of increased Contex division research and development amortization and decreased Contex software sales. For the second quarter of fiscal 1998, service margins decreased to 16% of revenues from 30% for the same quarter of fiscal 1997. For the first six months of fiscal 1998, service margins decreased to 24% of revenues from 28% for the same period of the previous fiscal year. These decreases in service margins were primarily a result of decreased Publishing domestic service revenues and constant level of service costs.

     Research and development expenses, net of capitalized software development costs, were $818,000 and $1,568,000 for the three and six month periods ended September 30, 1997, respectively. These amounts represent increases of 6% and 7%, respectively, from the comparable periods of fiscal 1997. Capitalized software development costs were $481,000 and $908,000 for the second quarter and first six months of fiscal 1998, respectively, as compared to $355,000 and $752,000 for the same time periods of fiscal 1997. Research and development expenses (excluding software development costs) for the second quarter and first six months of fiscal 1998 were 20% and 17% of revenues, respectively, as compared to 14% and 13% for the same periods of fiscal 1997, respectively. The increase in research and development costs were primarily a result of increased headcount and related expenses in both the Publishing and Contex divisions.

     Marketing, general and administrative expenses were $2,324,000 and $4,491,000, or 56% and 49% of revenues, respectively, for the second quarter and first six months of fiscal 1998. These are increases from $1,723,000 and $3,733,000 which represented 32% of revenues for the comparable periods of fiscal 1997. The increases were primarily the result of increased sales and marketing spending in Publishing's domestic and European markets.

     Total other expense, net was $241,000 and $463,000 for the second quarter and first six months of fiscal 1998, an increase of $22,000, or 9% and $2,000, or less than one percent, respectively, from the comparable periods of fiscal 1997, respectively. The increases in interest expense were primarily due to a higher average balance in the credit line and increased amortization expense related to the third-party calculation of the value of the common stock purchase warrants described in Note 4 to the consolidated financial statements, being partially offset by the impact of the program to exchange the Debentures and 4% Promissory Notes for equity securities described in Note 5 to the consolidated financial statements.

     The Company's deferred tax assets consist primarily of its net operating loss carryforwards. The Company has a valuation allowance to fully offset future tax benefits of these deferred tax assets. There has been no change in the valuation allowance for the second quarter and first six months of fiscal 1998.

     The Company accrued dividends of $24,000 and $48,000 on the Series B Preferred Stock for the second quarter and first six months of fiscal 1998, respectively, compared to $24,000 and $46,000 on the Series B Preferred Stock, in the second quarter and first six months of fiscal 1997, respectively. The dividends were a result of the 15% Promissory Note exchange program described in Note 5 to the consolidated financial statements.

     The Company recorded a net loss allocable to common stockholders of $1,925,000 for the second quarter of fiscal 1998, compared to net income allocable to common stockholders of $9,000 for the second quarter of fiscal

1997. For the first six months of fiscal 1998, the Company recorded a net loss allocable to common stockholders of $2,800,000 compared to net income allocable to common stockholders of $21,000 for the first six months of fiscal 1997.

     The Company believes that inflation has not had a material effect on its results of operations to date.


Liquidity and Capital Resources

     At September 30, 1997, the Company had cash of $196,000, a decrease of $65,000 from March 31, 1997. During the first six months of fiscal 1998, the Company's operating and investment activities used $2,417,000 of cash.

     The Company has a $6,000,000 amended line of credit with Tudor Trust, the largest stockholder of the Company. Mr. Jeffrey L. Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. The credit line currently bears interest at a rate of 8% per year, payable monthly. As of September 30, 1997, the Company had an outstanding line of credit balance of $7,300,000. As of November 14, 1997, the Company had an outstanding credit line balance of $8,100,000. The Company is currently in negotiations with Tudor Trust to further amend the line of credit to, among other things, permit increased borrowing. There can be no assurance, however, that such negotiations will be successful or that increased borrowings will be available under the Company's line of credit. See Note 4 to the consolidated financial statements for a further description of the Company's line of credit, as amended, and the proposed amendment thereto.

     See Note 5 to the consolidated financial statements for a description of the Company's efforts to restructure the outstanding Debentures, 15% Promissory Notes and 4% Promissory Notes. Despite the progress that has been made, the Company can give no assurance about the outcome of these restructuring efforts and does not expect the matter to be resolved in the near future. If the Company is unable to enter into exchange transactions with the remaining debt holders, and such holders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.

     The Company anticipates that its cash requirements for the remainder of fiscal 1998 will be satisfied mainly from its credit line, as proposed to be amended, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes and the availability of increased borrowings under the credit line or otherwise. In addition, the Company's current outstanding credit line balance is in excess of the current terms of the credit line, and for the remainder of fiscal 1998, the Company expects to require cash in excess of the terms of the credit line as proposed to be amended. There can be no assurance that the forbearance by the debtholders will continue or that the Company will successfully negotiate an amendment to the credit line as proposed, or otherwise, or that Tudor Trust will continue to advance any required funds under or above the credit line. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          PART II: OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the 1997 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on September 25, 1997, the following matters were acted upon by the stockholders of the Company:

      1. The election of Kevin J. Duffy and Jeffrey L. Neuman as Class II Directors for the ensuing three years;

      2. The approval of the Company's 1997 Stock Incentive Plan (the "1997 Plan"); and

      3. Ratification of the appointment of Coopers & Lybrand L.L.P. as independent public accountants of the Company for the current year.

      The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Leland S. Kollmorgen, James L. McKenney and James S. Saltzman. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:


                                 Votes For     Votes Withheld     Votes Against     Abstentions     Broker Non-votes
                                -----------    ---------------    --------------    -----------     -----------------
 1.     Election of Class II
             Directors
        Kevin J. Duffy          12,806,742         33,195               N/A          N/A                  N/A
        Jeffrey Neuman          12,806,942         32,995               N/A          N/A                  N/A
 2.     1997 Plan Approval      10,319,394          N/A                368,547     39,795             2,112,201
 3.       Ratification of
         Independent Public
            Accountants         12,726,506          N/A                80,486      32,945                 N/A

Item 6. Exhibits and Reports on Form 8-K:

     (a)    Exhibit Number  Description
           ---------------  -----------------------
                  27        Financial Data Schedule
     (b) the Company filed no reports on Form 8-K
during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 XYVISION, INC.
                                                 ------------------------------



                                  (Registrant)







November 14, 1997
                                                 /s/ Eugene P. Seneta
                                                 ------------------------------



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