Form 10-Q
period 1997-12-31
XYVISION INC
filed 1998-02-13
CIK 721080

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                   FORM 10-Q
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997
                                      OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from ---------------------  to ---------------------



                         COMMISSION FILE NUMBER 0-14747


                                 XYVISION, INC.


             (Exact name of registrant as specified in its charter)

       Delaware                                              04-2751102
(State or other jurisdiction                  (I.R.S. Employer Identification
                                    Number)
                       of incorporation or organization)


        30 New Crossing Road, Reading, MA                        01867
      (Address of principal executive offices)                (Zip Code)



       Registrant's telephone number including area code (781) 756-4400

                         ----------------------------

                              101 Edgewater Drive
                            Wakefield, MA 01880-1291
                      -----------------------------------
                                 Former Address


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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 1998



       Common Stock, $.03 par value                           14,271,415
       (Title of each class)                                (number of shares)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                   Form 10-Q

                               Table of Contents




                                                                            Page



Part I. Financial Information


     Consolidated Balance Sheets
      at December 31, 1997 and March 31, 1997............................... 2


     Consolidated Statements of Operations
      for the three and nine months ended December 31, 1997 and 1996 ....... 3


     Consolidated Statements of Cash Flows
      for the nine months ended December 31, 1997 and 1996 ................. 4


     Notes to Consolidated Financial Statements ............................ 5


     Management's Discussion and Analysis of Financial
      Condition and Results of Operations .................................. 11



Part II. Other Information.................................................. 13


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

                                XYVISION, INC.

                          CONSOLIDATED BALANCE SHEETS
                    at December 31, 1997 and March 31, 1997

                                                                                 (Unaudited)
                                                                                December 31,     March 31,
                                                                                    1997           1997
                                                                                ------------     ---------
                                                                                       (In thousands)
                                  ASSETS
Current assets:
  Cash and cash equivalents  ................................................   $       243      $    261
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $394 at December 31, 1997
     and $649 at March 31, 1997 .............................................         4,483         5,544
  Inventories ...............................................................           516           311
  Other current assets ......................................................           713           728
                                                                                ------------     ---------
      Total current assets   ................................................         5,955         6,844
  Property and equipment, net   .............................................           816           733
  Other assets, net, principally software development costs   ...............         2,543         2,400
                                                                                ------------     ---------
        Total assets   ......................................................   $     9,314      $  9,977
                                                                                ============     =========
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note payable to a stockholder, less discount of $1,125 at December 31, 1997
   and $350 at March 31, 1997................................................   $     7,875      $  4,550
  Current portion of long-term debt   .......................................         2,128         2,031
  Accounts payable and accrued expenses  ....................................         2,225         2,969
  Deferred service revenue      .............................................         1,015         1,243
  Other current liabilities  ................................................         1,096           886
                                                                                ------------     ---------
      Total current liabilities .............................................        14,339        11,679
Long-term debt, less current portion  .......................................            75           165
                                                                                ------------     ---------
        Total liabilities ...................................................        14,414        11,844
                                                                                ------------     ---------
Commitments and contingencies   .............................................             -             -
Stockholders' deficit:
  Capital stock:
   Series preferred stock, $1.00 par value; 2,700,000 shares authorized;
     no shares issued  ......................................................             -             -
   Series B preferred stock, $1.00 par value; 300,000 shares authorized;
     235,299 issued at December 31, 1997 and March 31, 1997 (aggregate
     liquidation preference of $3,057)   ....................................           235           235
   Common stock, $.03 par value; 50,000,000 shares authorized; 14,748,080 and
     14,739,857 issued at December 31, 1997 and March 31, 1997,
     respectively   .........................................................           442           442
  Additional paid-in capital ................................................        50,602        49,575
  Accumulated deficit  ......................................................       (55,211)      (50,951)
                                                                                ------------     ---------
                                                                                     (3,932)         (699)
  Less:
   Treasury stock, at cost; 476,665 shares at December 31, 1997 and
     March 31, 1997 .........................................................         1,168         1,168
Receivable from Employee Stock Ownership Plan  ..............................             -             -
                                                                                ------------     ---------
      Total stockholders' deficit  ..........................................        (5,100)       (1,867)
                                                                                ------------     ---------
        Total liabilities and stockholders' deficit  ........................   $     9,314      $  9,977
                                                                                ============     =========

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
        For the three and nine months ended December 31, 1997 and 1996
                     (In thousands, except per share data)

                                                                       Three Months Ended             Nine Months Ended
                                                                  ---------------------------   ----------------------------
                                                                   December 31,   December 31,   December 31,   December 31,
                                                                       1997           1996           1997           1996
                                                                  ------------   ------------   ------------   ------------
                                                                           (Unaudited)                   (Unaudited)
  Revenues:
    Systems   ................................................... $     2,016    $     3,334    $     6,610    $    10,030
    Services  ...................................................       2,285          2,364          6,813          7,178
                                                                  ------------   ------------   ------------   ------------
       Total revenues  ..........................................       4,301          5,698         13,423         17,208
                                                                  ------------   ------------   ------------   ------------
  Cost of sales:
    Systems   ...................................................         697          1,031          2,586          3,460
    Service   ...................................................       1,664          1,909          5,127          5,360
                                                                  ------------   ------------   ------------   ------------
       Total cost of sales   ....................................       2,361          2,940          7,713          8,820
                                                                  ------------   ------------   ------------   ------------
  Gross margin   ................................................       1,940          2,758          5,710          8,388
                                                                  ------------   ------------   ------------   ------------
  Expenses:
    Research and development ....................................         867            797          2,435          2,266
    Marketing, general and administrative   .....................       2,228          1,776          6,719          5,509
                                                                  ------------   ------------   ------------   ------------
       Total operating expenses .................................       3,095          2,573          9,154          7,775
                                                                  ------------   ------------   ------------   ------------
  Income (loss) from operations .................................      (1,155)           185         (3,444)           613
                                                                  ------------   ------------   ------------   ------------
  Other expense, net:
    Interest income .............................................           3              1              5              4
    Interest expense - third party ..............................         (60)           (38)          (125)          (227)
    Interest expense - stockholder ..............................        (226)          (108)          (626)          (383)
                                                                  ------------   ------------   ------------   ------------
  Total other expense, net   ....................................        (283)          (145)          (746)          (606)
                                                                  ------------   ------------   ------------   ------------
  Income (loss) before income taxes and extraordinary item       .     (1,438)            40         (4,190)             7
  Provision for income taxes ....................................           -              -              -              -
                                                                  ------------   ------------   ------------   ------------
  Net income (loss) before extraordinary item  ..................      (1,438)            40         (4,190)             7
  Extraordinary item:
   Gain on the exchange of convertible subordinated
    debentures   ................................................           -              -              -            100
                                                                  ------------   ------------   ------------   ------------
  Net income (loss) .............................................      (1,438)            40         (4,190)           107
  Series B Preferred Stock dividends  ...........................          24             24             72             70
                                                                  ------------   ------------   ------------   ------------
  Net income (loss) allocable to common stockholders ............ $    (1,462)   $        16    $    (4,262)   $        37
                                                                  ============   ============   ============   ============
  Basic earnings per share:  ....................................
  Income (loss) allocable to common stockholders before
  extraordinary item   ..........................................       (0.10)          0.00          (0.30)         (0.01)
  Extraordinary item   ..........................................           -              -              -           0.01
                                                                  ------------   ------------   ------------   ------------
  Net income (loss) per share   .................................       (0.10)          0.00          (0.30)          0.00
                                                                  ============   ============   ============   ============
    Weighted average common and common
     equivalent shares outstanding ..............................      14,271         14,208         14,269         11,388
                                                                  ============   ============   ============   ============
  Diluted earnings per share:
  Income (loss) allocable to common stockholders before
  extraordinary item   ..........................................       (0.10)          0.00          (0.30)          0.00
  Extraordinary item   ..........................................           -              -              -           0.00
                                                                  ------------   ------------   ------------   ------------
  Net income (loss) per share   .................................       (0.10)          0.00          (0.30)          0.00
                                                                  ============   ============   ============   ============
    Weighted average common and common equivalent
     shares outstanding   .......................................      14,271         21,966         14,269         17,239
                                                                  ============   ============   ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended December 31, 1997 and 1996
                                 (In thousands)



                                                                                      Nine Months Ended
                                                                               ------------------------------
                                                                                December 31,   December 31,
                                                                                   1997            1996
                                                                               ------------    ------------
                                                                                         (Unaudited)
Operations:
Net income (loss)    ......................................................... $    (4,190)    $       107
Adjustments to reconcile net income to net cash used for operating activities:
Gain on the exchange of Convertible Subordinated Debentures ..................           -            (100)
Depreciation and amortization ................................................       1,696           1,194
Provisions for losses on accounts receivable .................................         292             100
Loss on disposal of property and equipment   .................................           -               6
Operating assets and liabilities:
  Accounts receivable   ......................................................         769          (1,062)
  Inventories  ...............................................................        (205)            (13)
  Accounts payable and accrued expenses   ....................................        (744)           (835)
  Other current liabilities   ................................................         (11)            (19)
  Other assets ...............................................................          24              56
                                                                               ------------    ------------
Net cash used for operations  ................................................      (2,369)           (566)
Investments:
Additions to property and equipment ..........................................        (439)           (360)
Proceeds from sale of property and equipment .................................           -               6
Capitalized software .........................................................      (1,265)         (1,053)
                                                                               ------------    ------------
Net cash used for investments ................................................      (1,704)         (1,407)
Financing:
Proceeds from line of credit from a stockholder ..............................       4,300           3,100
Repayment of line of credit to a stockholder .................................        (200)         (1,600)
Issuance of preferred stock   ................................................           -               1
Exercise of warrants .........................................................           -             200
Dividends on preferred stock  ................................................         (72)            (70)
Accrued interest  ............................................................          27               -
Principal loan payment from Employee Stock Ownership Plan   ..................           -             237
                                                                               ------------    ------------
Net cash provided from financing .............................................       4,055           1,868
Net decrease in cash and cash equivalents ....................................         (18)           (105)
Cash and cash equivalents at the beginning of the period .....................         261             332
                                                                               ------------    ------------
Cash and cash equivalents at the end of the period ........................... $       243     $       227
                                                                               ============    ============
Supplemental Information:
 Conversion of 6% debentures to equity .......................................          20           2,000
 Conversion of 4% notes to equity   ..........................................           -           4,956
 Conversion of accrued interest on 6% debentures to equity  ..................           7             649
 Conversion of 6% debentures to 15% and 4% notes   ...........................           -             340
 Conversion of 15% notes to 4% notes   .......................................           -             177
 Conversion of accrued interest on 15% notes to Series B Preferred Stock   ...           -              75


The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 1. In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1997 and the results of its consolidated operations and consolidated cash flows for the interim periods ended December 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, as amended.

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

    The results of consolidated operations for the interim period ended December 31, 1997 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.



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

    The Company entered into an additional amendment to its line of credit agreement with Tudor Trust, effective as of May 31, 1996, pursuant to which (a) Tudor Trust agreed to (i) increase the maximum loan amount to $5,000,000, (ii) reduce the interest rate on the line of credit from 10% to 8% per annum, (iii) eliminate any borrowing covenants or conditions that would prevent the Company from accessing the full $5,000,000 of available credit, and (iv) eliminate the requirement for the issuance of additional warrants to Tudor Trust under the line of credit (which were issuable on a quarterly basis), and (b) in consideration therefor, the Company issued to Tudor Trust warrants for 10,000,000 shares of common stock of the Company at an exercise price of $.10 per share (representing the parties' understanding as to the fair market value of the common stock of the Company as of the date of warrant issuance). On July 11, 1997, the Company received an independent third-party calculation of the fair market value of the common stock of the Company as of the date of warrant issuance of $.18 per share. On July 15, 1997, the Company and Tudor Trust agreed to amend the warrants to increase the exercise price to $.18 per share. In connection with this line of credit amendment, Tudor Trust exercised previously granted warrants for the purchase of 2,092,500 shares of common stock of the Company, for an aggregate purchase price of $200,000. On July 14, 1997, the Company received an independent third-party calculation of the value of the common stock purchase warrants as of the date of warrant issuance of $.06 per warrant. The value of the warrants is being amortized on a straight-line basis over the two year term of the credit line and charged to interest expense.

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

    On November 10, 1997, the Company and Tudor Trust entered into an additional amendment to the line of credit to increase the maximum loan amount thereunder from $6,000,000 to $8,300,000. Such amendment also (i) reduced the interest rate on the line of credit from 8% to 6%, (ii) eliminated the provision that Tudor Turst shall have the sole discretion to decide whether or not to make any advances of funds thereunder in excess of $5,000,000, (iii) provided for Tudor Trust to cause the issuance of a letter of credit from a bank in the amount of $444,600 to the Company's new landlord, and (iv) extended the term of the line of credit from December 31, 1997 to March 31, 2001. In consideration for such amendment to the line of credit, the Company issued to Tudor Trust a warrant for the purchase of 10,000,000 shares of Common Stock of the Company at an exercise price of $.16, the fair market value of the Common Stock on the date of warrant issuance.

    In addition, the Company is currently in negotiations with Tudor Trust to further amend the line of credit. Such amendment, as currently proposed, would (i) increase the maximum loan amount thereunder from $8,300,000 to $11,000,000, (ii) provide that Tudor Trust shall have the sole discretion to decide whether or not to make advances of funds thereunder, (iii) provide Tudor Trust with the option of receiving the interest payable thereunder in cash or in shares of Common Stock based on the fair market value of the Common Stock, and (iv) provide for the issuance by the Company to Tudor Trust of a common stock purchase warrant covering

    3,000,000 shares of Common Stock of the Company at a purchase price equal to the fair market value of the Common Stock on the date of issuance. There can be no assurance, however, that such negotiations will be successful or that increased borrowings will be available under the Company's line of credit.

    As of December 31, 1997, the Company had an outstanding credit line balance of $9,000,000. As of February 12, 1998, the Company had an outstanding credit line balance of $9,500,000.


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

    From March 10, 1992 to September 30, 1996, the Company consummated restructuring transactions with the holders of a total of $19,035,000 principal aggregate amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of the Company in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and (ii) 107,095 shares of common stock of the Company per $1,000,000 principal amount of Debentures. The Company issued 15% Promissory Notes in an aggregate principal amount of $5,815,000 in connection with such Debenture exchange transactions with aggregate interest of $2,452,000 payable at maturity. Such 15% Promissory Notes in an aggregate principal amount of $4,542,000 were to mature on September 30, 1994, and the remainder of these 15% Promissory Notes were to mature at various dates between September 30, 1994 and December 30, 1998.

    During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995, 1996 or 1997. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of February 12, 1998, no such acceleration had occurred or been threatened.

    Between September 30, 1996 and December 31, 1997, the Company completed transactions with investors holding an additional aggregate amount of $2,020,000 principal amount of the Debentures. Under the terms of the exchange agreements, holders of Debentures exchanged their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33. The Company has accounted for the exchanges as a contribution of capital by significant stockholders. As of December 31, 1997, a total of $1,355,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $315,000 principal amount, leaving the holders of $1,040,000 principal amount of Debentures unidentified.

    In order to relieve itself of the payment obligations on the 15% Promissory Notes, in fiscal 1995 the Company began a program to restructure the 15% Promissory Notes. As of December 31, 1997, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,709,000 and accrued interest of $2,353,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued (i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and (iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the shares of Series B Preferred Stock are convertible. The exchange transactions were completed assuming a fair value of $10 per share of Series B Preferred Stock. As of December 31, 1997, 15% Promissory Notes in an aggregate principal amount of $60,000 and accrued interest of $53,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes but there can be no assurance that it will do so.

    The Company continues to convert its debt to equity, specifically the 4% Promissory Notes. As of December 31, 1997, the Company has completed transactions with holders of an aggregate of $4,974,000 principal amount of the outstanding 4% Promissory Notes. Under the terms of the exchange agreements, the holders of the 4% Promissory Notes exchanged their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest was paid in cash as the time of such exchange). The Company has accounted for the conversions as a contribution of capital by significant stockholders. As of December 31, 1997, 4% Promissory Notes in an aggregate principal amount of $512,000 were overdue. The Company may seek to restructure the remaining 4% Promissory Notes but there can be no assurance that it will do so.

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

    The Company anticipates that its cash requirements for the remainder of fiscal 1998 and the first two quarters of fiscal 1999 will be satisfied mainly from its credit line, as proposed to be amended, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes and the availability of increased borrowings under the credit line or otherwise from Tudor Trust. In addition, the Company's current outstanding credit line balance is in excess of the current terms of the credit line, and for the remainder of fiscal 1998, the Company expects to require cash in excess of the current terms of the credit line. There can be no assurance that the forbearance by the debtholders will continue or that the Company will successfully negotiate an amendment to the credit line as proposed, or otherwise, or that Tudor Trust will continue to advance any required funds under or above the credit line. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


 6. The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets. There has been no change to the valuation allowance during the three or nine months ended December 31, 1997.


 7. The Company has adopted the Financial Acounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" in the three and nine months ended December 31, 1997 and all historical net income per share data presented has been restated to conform to the provisions of this statement. SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. The following table reconciles the numerator and the denominators of the basic and diluted earnings per share (EPS) computations as shown on the Consolidated Statement of Income inlcuded in this report on Form 10-Q.

                                                                Three Months Ended              Nine Months Ended
                                                          ----------------------------   ------------------------------
                                                           December 31,   December 31,    December 31,  December 31,
                                                               1997          1996             1997          1996
                                                          -----------     ------------   -----------    -----------
                                                                   (Unaudited)                     (Unaudited)
  Basic EPS Computation:
  Income (loss) before extraordinary item   ............        (1,438)             40         (4,190)             7
  Series B Preferred Stock Dividends  ..................            24              24             72             70
                                                           -----------    ------------    -----------    -----------
  Income (loss) allocable to common stockholders before
  extraordinary item   .................................        (1,462)             16         (4,262)           (63)
                                                           -----------    ------------    -----------    -----------
  Extraordinary item   .................................             -               -              -            100
  Net income (loss) allocable to common stockholders ...        (1,462)             16         (4,262)            37
                                                           ===========    ============    ===========    ===========
  Weighted average common shares outstanding   .........        14,271          14,208         14,269         11,388
                                                           ===========    ============    ===========    ===========
  Basic EPS:
  Income (loss) allocable to common stockholders before
  extraordinary item   .................................         (0.10)           0.00          (0.30)         (0.01)
  Extraordinary item   .................................             -               -              -           0.01
                                                           -----------    ------------    -----------    -----------
  Net income (loss) per share   ........................         (0.10)           0.00          (0.30)          0.00
                                                           ===========    ============    ===========    ===========
  Diluted EPS Computation::
  Income (loss) before extraordinary item   ............        (1,438)             40         (4,190)             7
  Series B Preferred Stock Dividends  ..................            24              24             72             70
                                                           -----------    ------------    -----------    -----------
  Income (loss) allocable to common stockholders before
  extraordinary item   .................................        (1,462)             16         (4,262)           (63)
  Extraordinary item   .................................             -               -              -            100
                                                           -----------    ------------    -----------    -----------
  Net income (loss) allocable to common stockholders ...        (1,462)             16         (4,262)            37
                                                           ===========    ============    ===========    ===========
  Weighted average common shares outstanding   .........        14,271          14,208         14,269         11,388
  Common Stock Equivalents:
   Stock options and stock warrants (treasury method)                -           7,722              -          5,815
   Convertible 15% Promissory Notes   ..................             -              36              -             36
                                                           -----------    ------------    -----------    -----------
  Weighted average common and common equivalents
  outstanding ..........................................        14,271          21,966         14,269         17,239
                                                           ===========    ============    ===========    ===========
  Diluted EPS:
  Income (loss) allocable to common stockholders before
  extraordinary item   .................................         (0.10)           0.00          (0.30)          0.00
  Extraordinary item   .................................             -               -              -           0.00
                                                           -----------    ------------    -----------    -----------
  Net income (loss) per shae ...........................         (0.10)           0.00          (0.30)          0.00
                                                           ===========    ============    ===========    ===========




   During the third quarter of fiscal 1998, Options to purchase 1,952,000 shares of common stock at prices ranging from $.28 to $5.00 with expiration dates ranging up to December 22, 2007 were outstanding but were not included in the computation of diluted EPS because the option's price was greater than the average market price of the common shares. These options were still outstanding at the end of the third quarter of fiscal 1998. Additionally, warrants to purchase 1,405,000 shares of common stock at prices ranging from $.33 to $.53 with expiration dates ranging up to December 31, 2000 were outstanding but were not included in the computation of diluted EPS because the warrant's price was greater than the average market price of the common shares. These warrants were still outstanding at the end of the third quarter of fiscal 1998. Also, the following common stock equivalents were not included in the diluted EPS calculation as a result of the net loss for the period (i) common stock options and warrants of 5,109,000 (ii) common equivalents of the Series B Preferred Stock, 471,000 (iii) common equivalents as a result of certain debt to equity transactions, 464,000.

    During the third quarter of fiscal 1997, Options to purchase 2,005,000 shares of common stock at prices ranging from $.95 to $5.00 with expiration dates ranging up to October 25, 2006 were outstanding but were not included in the computation of diluted EPS because the option's price was greater than the average market price of the common shares. These options were still outstanding at the end of the third quarter of fiscal 1997. Also, the following common stock equivalents were not included in the diluted EPS calculation as a result of their antidilutive effect (i) common equivalents of the Series B Preferred Stock, 471,000 (ii) common equivalents as a result of certain debt to equity transactions, 469,000.

    During the first nine months of fiscal 1998, Options to purchase 1,717,000 shares of common stock at prices ranging from $.38 to $5.00 with expiration dates ranging up to December 22, 2007 were outstanding but were not included in the computation of diluted EPS because the option's price was greater than the average market price of the common shares. These options were still outstanding at the end of the third quarter of fiscal 1998. Additionally, warrants to purchase 1,405,000 shares of common stock at prices ranging from $.33 to $.53 with expiration dates ranging up to December 31, 2000 were outstanding but were not included in the computation of diluted EPS because the warrant's price was greater than the average market price of the common shares. These warrants were still outstanding at the end of the third quarter of fiscal 1998. Also, the following common stock equivalents were not included in the diluted EPS calculation as a result of the net loss for the period (i) common stock options and warrants of 6,542,000 (ii) common equivalents of the Series B Preferred Stock, 471,000 (iii) common equivalents as a result of certain debt to equity transactions, 464,000.

    During the first nine months of fiscal 1997, Options to purchase 2,005,000 shares of common stock at prices ranging from $.50 to $5.00 with expiration dates ranging up to October 25, 2006 were outstanding but were not included in the computation of diluted EPS because the option's price was greater than the average market price of the common shares. These options were still outstanding at the end of the third quarter of fiscal 1997. Also, the following common stock equivalents were not included in the diluted EPS calculation as a result of their antidilutive effect (i) common equivalents of the Series B Preferred Stock, 471,000 (ii) common equivalents as a result of certain debt to equity transactions, 469,000.

                                XYVISION, INC.

Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
     For the three and nine month periods ended December 31, 1997 and 1996


Results of Operations

     Revenues for the third quarter of fiscal 1998 were $4,301,000, a decrease of $1,397,000, or 25%, from the same quarter of fiscal 1997. Revenues for the first nine months of fiscal 1998 were $13,423,000, a decrease of $3,785,000, or 22%, from the same period of the previous year. In the third quarter of fiscal 1998, systems revenues decreased $1,318,000, or 40%, from the same quarter of fiscal 1997. This decrease in systems revenues is primarily attributable to decreases in Publishing division domestic PDM sales and Contex division European systems sales. For the first nine months of fiscal 1998, systems revenues decreased $3,420,000, or 34%, from the comparable period of fiscal 1997. This decrease in systems revenues is primarily attributable to decreases in Publishing division domestic sales and Contex division world wide sales. For the three and nine month periods ended December 31, 1997, service revenues decreased $79,000, or 3%, and $365,000, or 5%, from the comparable periods of fiscal 1997, respectively. These decreases are primarily due to decreases in the Publishing division and Contex division domestic maintenance revenues.

     For the third quarter of fiscal 1998, gross margins decreased to 45% of revenues from 48% in the comparable quarter of fiscal 1997. For the first nine months of fiscal 1998, gross margins decreased to 43% of revenues from 49% of revenues for the comparable period of fiscal 1997. Systems margins for the third quarter of fiscal 1998 decreased to 65% of revenues from 69% for the same quarter of fiscal 1997. For the first nine months of fiscal 1998, systems margins decreased to 61% of revenues from 66% of revenues from the comparable period of fiscal 1997. These decreases in systems margins are partially attributable to decreased revenues combined with a relatively level amount of amortization expenses. For the third quarter of fiscal 1998, service margins increased to 27% of revenues from 19% for the same quarter of fiscal 1997, a result of decreased headcount and its associated costs in Publishing division customer support group. For the first nine months of fiscal 1998 and fiscal 1997, service margins remained constant at 25% of revenues.

     Research and development expenses, net of capitalized software development costs, were $867,000 and $2,435,000 for the three and nine month periods ended December 31, 1997, respectively. These amounts represent an increase of 9% and 7%, respectively, from the comparable periods of fiscal 1997. Capitalized software development costs were $357,000 and $1,265,000 for the third quarter and first nine months of fiscal 1998, respectively, as compared to $300,000 and $1,053,000, respectively, for the same time periods of fiscal 1997. Research and development expenses (excluding software development costs) for the third quarter increased to 20% of revenues from 14% for the same quarter of fiscal 1997. For the first nine months of fiscal 1998, research and development expenses (excluding software development costs) increased to 18% of revenues from 13% for the same time period of fiscal 1997. The expense increases were mainly a result of increased headcount and its associated costs in both the Publishing and Contex divisions.

     Marketing, general and administrative expenses were $2,228,000 and $6,719,000, or 52% and 50% of revenues, for the third quarter and first nine months of fiscal 1998, respectively. These are increases from $1,776,000 and $5,509,000 from the comparable periods of fiscal 1997, which represented 31% of revenues and 32% of revenues, respectively. The increase was primarily the result of the increased domestic marketing expenditures and the opening of European sales offices for the Publishing division.

     Total other expense, net was $283,000 and $746,000 for the third quarter and first nine months of fiscal 1998, an increase of $138,000, or 95%, and $140,000, or 23%, respectively, from the comparable periods of fiscal 1997. The increases in interest expense for the third quarter and first nine months of 1998 were primarily due to a higher average balance in the credit line and increased amortization expense related to the common stock purchase warrants described in Note 4 of the consolidated financial statements.

     The Company's deferred tax assets consist primarily of its net operating loss carryforwards. The Company has a valuation allowance to fully offset future tax benefits of these deferred tax assets. The valuation allowance has been increased to offset increases in the net operating loss carryforwards for the third quarter and first nine months of fiscal 1998.

     The Company accrued dividends of $24,000 and $72,000 on the Series B Preferred Stock for the third quarter and first nine months of fiscal 1998, respectively, compared to $24,000 and $70,000 in the third quarter and first nine months of fiscal 1997, respectively. The dividends were a result of the 15% Promissory Note exchange program described in Note 5 to the consolidated financial statements.

     The Company recorded a net loss allocable to common stockholders of $1,462,000 for the third quarter of fiscal 1998 compared to a net income allocable to common stockholders of $16,000 for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, the Company recorded a net loss allocable to common stockholders of $4,262,000 compared to net income allocable to common stockholders of $37,000 for the first nine months of fiscal 1997

     The Company believes that inflation has not had a material effect on its results of operations to date.


Liquidity and Capital Resources

     At December 31, 1997, the Company had cash of $243,000, a decrease of $18,000 from March 31, 1997. During the first nine months of fiscal 1998, the Company's operating and investment activities used $4,073,000 of cash.

     The Company has a $8,300,000 amended line of credit with Tudor Trust, the largest stockholder of the Company. Mr. Jeffrey L. Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. The credit line currently bears interest at a rate of 6% per year, payable monthly. As of December 31, 1997, the Company had an outstanding line of credit balance of $9,000,000. As of February 12, 1998, the Company had an outstanding credit line balance of $9,500,000. The Company is currently in negotiations with Tudor Trust to further amend the line of credit to, among other things, permit increased borrowing. There can be no assurance, however, that such negotiations will be successful or that increased borrowings will be available under the Company's line of credit. See Note 4 to the consolidated financial statements for a further description of the Company's line of credit, as amended, and the proposed amendment thereto.

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

     The Company anticipates that its cash requirements for the remainder of fiscal 1998 and the first two quarters of fiscal 1999 will be satisfied mainly from its credit line, as proposed to be amended, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Note and 4% Promissory Notes and the availability of increased borrowings under the credit line or otherwise from Tudor Trust. In addition, the Company's current outstanding credit line balance is in excess of the current terms of the credit line, and for the remainder of fiscal 1998, the Company expects to require cash in excess of the current terms of the credit line. There can be no assurance that the forbearance by the debtholders will continue or that the Company will successfully negotiate an amendment to the credit line as proposed, or otherwise, or that Tudor Trust will continue to advance any required funds under or above the credit line. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


YEAR 2000

     The Company recognizes that it must ensure that its products and operations will not be adversely impacted by various so-called "Year 2000" systems and software failures which can arise in certain time sensitive functions. All of the Company's products are currently Year 2000 compliant, and therefore the Company does not expect to undertake additional research and development efforts in this regard. In addition, the Company is in the process of identifying anticipated costs, problems and uncertainties associated with making its internal-use operating systems Year 2000 compliant. In general, the Company expects to resolve the Year 2000 issue with respect to its computer systems and software applications through upgrade, conversion, modification or replacement of non-compliant systems and applications. There can be no assurance, however, that the systems of other parties upon which the Company's business also relies will be Year 2000 compliant. The costs of becoming Year 2000 compliant, or the failure thereof by the Company or other parties, could have a material adverse effect on the Company's business, financial condition or results of operations.

                          PART II: OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K:

     (a)    Exhibit Number  Description
           ---------------  ------------------------------------------------------
                  4.1       Amendment, dated November 17, 1997 to Rights Agreement
                            between the Company and Mellon Bank, N.A. (formerly
                            Connecticut Bank and Trust Company, N.A.)
                 10.1       Sublease Agreement, dated as of September 18, 1997, by
                            and between the Company and TASC, Inc.
                 10.2       Fourth Amendment, dated November 22, 1996, to the
                            Amended and Restated Secured Advance Facility Loan
                            Agreement between the Company and Tudor Trust.
                 10.3       Fifth Amendment, dated November 10, 1997, to the
                            Amended and Restated Secured Advance Facility Loan
                            Agreement between the Company and Tudor Trust.
                  27        Financial Data Schedule
       (b) the Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 XYVISION, INC.
                         ----------------------------
                                  (Registrant)







February 12, 1998
                                                 /s/ Eugene P. Seneta
                                                 ------------------------------
                                                 Eugene P. Seneta
                                                 Vice President, Chief
                                                 Financial Officer,
                                                 Treasurer and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)