Form 10-K
period 1998-03-31
XYVISION INC
filed 1998-06-26
CIK 721080

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-K
  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           [][x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1998
                                       or
         [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ------------- to-------------
                         Commission File No. 000-14747



                                 XYVISION, INC.
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                       04-2751102
           (State or other jurisdiction                   (I.R.S. Employer
           of incorporation or organization)              Identification No.)


                 30 NEW CROSSING ROAD, READING, MA 01867-3254
          (Address of principal executive offices)          (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (781) 756-4400

            101 EDGEWATER DRIVE, WAKEFIELD, MASSACHUSETTS 01880-1291

                               (FORMER ADDRESS)

                               -----------------


       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                          COMMON STOCK $.03 PAR VALUE

                        PREFERRED STOCK PURCHASE RIGHTS
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES [][x] NO [] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.       [][x]

     The aggregate market value of Common Stock held by non-affiliates on May 31, 1998 was approximately $1,885,000.

     As of May 31, 1998, the registrant had 14,739,857 shares of Xyvision, Inc. Common Stock, $.03 par value, outstanding.

                               -----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (March 31, 1998) are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS



     ITEM                                                             PAGE


                                     PART I

Item 1. Business............................................................3

Item 2. Properties .........................................................9

Item 3. Legal Proceedings...................................................9

Item 4. Submission of Matters to a Vote of Security Holders  ...............9

        Executive Officers of the Registrant9



                                    PART II

Item 5. Market for Registrant's Common Equity and Related
 Stockholder Matters ......................................................10

Item 6. Selected Financial Data  ..........................................11

Item 7. Management's Discussion and Analysis of Financial Condition and Results
 of Operations ............................................................12

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk14

Item 8. Financial Statements and Supplementary Data........................15

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure......................................................32



                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............33

Item 11. Executive Compensation  ..........................................33

Item 12. Security Ownership of Certain Beneficial Owners and Management ...33

Item 13. Certain Relationships and Related Transactions  ..................33



                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...34





                          FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that relate to events or circumstances that may occur or exist in the future, including without limitation, the statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding industry prospects and the Company's results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

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

     Founded in 1982 with the goal of introducing a new generation of production publishing systems for commercial publishing and technical documentation, Xyvision in 1983 introduced one of the first integrated publishing systems targeted at the high-end pagination marketplace. Later named Xyvision Production Publisher, this early system pioneered new concepts for automating the production of high-volume, complex documents. In 1989, Xyvision introduced one of the first compound document management systems, Parlance[TM] Document Manager ("Parlance"), that addresses the challenges of managing large amounts of information across disparate workgroups. Parlance accelerates information creation and revision, improves the accuracy and timeliness of information, simplifies information distribution as both printed and digital documents, and reduces costs associated with document production. In 1996, Xyvision introduced Webporter[TM], a partner technology to Parlance, that dynamically assembles Web pages from document components stored in the Parlance database.

     In 1988, the Company acquired Contex prepress systems. Contex operates as a separate division of the Company, with its own line of products and operations staff. Contex's color electronic design and prepress products automate full-color design, stripping, and page assembly tasks used in the preparation of color separations for high-quality color printing.

     The Company was incorporated in Delaware in November 1982 and its executive offices are located at 30 New Crossing Road, Reading, Massachussetts 01867 (781-756-4400). The Company's home pages are located at http://www.xyvision.com and at http://www.contex.com.


PRODUCTS AND SERVICES


Xyvision Publishing Products

     Xyvision publishing products are designed for commercial publishing or inhouse corporate publishing groups that create, edit, publish, print, and/or distribute information. Xyvision solutions help companies preserve knowledge contained in business-critical documents, reduce costs associated with document production and create opportunities for providing new revenue-generating deliverables with little additional investment.

     Xyvision Production Publisher (XPP) shortens production cycles and reduces publishing production costs by automating composition and pagination of high-volume, typographically-demanding documents. A powerful solution for corporate and commercial publishers who want to streamline and automate document production, XPP provides speed, power, and automated throughput unmatched by desktop systems. Advanced features include batch composition, interactive Display PostScript editor, automatic import and placement of graphics, spot and process color separation, powerful tabular and math composition, extensive footnoting capabilities, automatic looseleaf composition, commercial-quality typographic controls, and output in multiple formats including HTML for the World Wide Web and PDF-enabled PostScript for Adobe Acrobat.

     XPP can enable customers to significantly shorten production time and reduce costs associated with the publishing process and is frequently used as a publishing engine with a variety of document management systems that support SGML (Standard Generalized Markup Language) or XML (Extensible Markup Language). In fiscal 1998, XPP was also incorporated into third-party solutions from such companies as IBM and Bellcore. Xyvision believes the speed, power, and background processing capabilities of Xyvision Production Publisher make it the most versatile and powerful batch composition system available today.

     New Xyvision Production Publisher customers in fiscal 1998 include The Boeing Company-Commercial Aerospace division,British Aerospace, Command Financial, Editions du Juris-Classeur Eurodoc Marathon Multimedia, Maruboshi

North America, Mitchell International, United Space Alliance, and Words &
   Graphics.

     Parlance Document Manager addresses the information needs of today's corporate and commercial publishers: managing large amounts of information, publishing information in both paper and electronic media, and leveraging the value of information by enabling information reuse in multiple products. Parlance is an established information management system that has been installed at almost 50 corporations around the world. Parlance stores and manages document components, which are typically smaller than a whole document or computer file. Because these elements are stored as individual information objects, workgroups can edit information once and then share and reuse the same information in more than one document. Parlance supports information objects of varying types and sizes, and manages a variety of text and graphics formats, including SGML, XML and word processing data. In addition, Parlance provides version control, built-in workflow, and dynamic document assembly of printed and digital documents.

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

     Xyvision also packages Parlance with Xyvision and third-party products as solution sets targeted to workgroups with specific publishing requirements. SGML Conductor combines Adobe's popular FrameMaker+SGML with Parlance into a complete solution for managing SGML data allowing users to create, update, and manage SGML data from within a familiar FrameMaker environment. This solution is designed for corporate publishers who recognize the value of using SGML or XML to produce standard technical documentation, proposals, or other corporate documents. SGML Publishing Director combines Parlance with Xyvision Production Publisher and ArborText's ADEPT Editor into a complete SGML publishing package designed for workgroups who want to manage and output SGML data as printed documents with such demanding composition requirements as looseleaf update insert pages, intricate tables, or complex footnotes.

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

     New Parlance customers in fiscal 1998 include Allied Signal, Society of Petroleum Engineers, and Hearst MOTOR Publications. New SGML Conductor customers include Atraxis SAir Group and Australian Government Publishing Services. In fiscal 1998, WebPorter was installed at Underwriters Laboratories. Significant upgrade orders for Parlance in fiscal 1998 include Boeing Helicopter, Bureau of National Affairs, CTA and Hearst (additional Parlance environment).

     Xyvision publishing solutions currently operate on UNIX-based servers and workstations from Sun Microsystems and IBM. Parlance supports Windows client software running under Microsoft Windows 95 and Windows NT. Xyvision intends to expand its platform support to provide customers with the best technologies available to meet the demanding needs of information-intensive document management and publishing.


Contex Prepress Products

     The Contex family of color electronic design and prepress software shortens the production cycle and reduces costs by automating full-color design, stripping, and page assembly operations used to produce packaging, inserts, advertisements, brochures, catalogs, and other high-quality color printed materials.

     ConSeps, a workstation product first commercially available in September 1997, is used in the production of process and spot color materials for packaging, catalog, publication, and general commercial printing. ConSeps includes support for the DCS 2.0 file format, automated step and repeat, and easy page distortion for Flexo printing, as well as for automated imposition. SmarTrap in ConSeps is the first raster-based trapping application that factors ink opacity and ink rotation order as well as tint and density in calculating traps. ConSeps will replace RIP 'n' Strip in the Contex product line.

     New customers for ConSeps in fiscal 1998 include Graphics Express, Speed Graphics, Motheral Printing, and Seva Graphic Technology. More than 20 customers of earlier Contex products have also converted to the new ConSeps product line.

     In March 1998, Contex introduced the SpeedTrap Server, which automates the non-interactive functions of

ConSeps. Users may configure and manage SpeedTrap from Macintosh computers, allowing for a lower price entry point for Contex capabilities.

     Contex Eclipse is powerful, productive, and versatile image editing software for professional artists and retouchers, with features for image editing, compositing, retouching, correction, image warping, filter effects, and color separations. In 1996, Xyvision signed an exclusive licensing agreement for Eclipse. More than 1,100 licenses for Eclipse are in use worldwide today in graphic arts prepress, publishing, retouching companies, and digital studios, whether designing for print, film, video, or other digital media. In December 1997, Contex shipped the Eclipse 3.1 software upgrade.

     Manufacturing companies using Eclipse include BMW, Renault, Chrysler, General Motors, LLadro, The Franklin Mint, and Lever Bros. Co. Professional photographic studios using Eclipse include Dan Lim, Fotostudio Iver Hansen, Labtec Servicios Fotograficos, and Particle Studios. Graphic arts prepress companies using Eclipse include Imaginex Inc., Ashai Offset, Bell Litho, and the Mandel Company.

     Contex RIP 'n' Strip is a software application that automates full-color stripping and page assembly operations used primarily to produce four-color packaging, inserts, advertisements, brochures, catalogs, and other high-quality color printed materials. RIP 'n' Strip is in use at commercial printing establishments, color prepress trade houses, and in corporate printing establishments where high quality and high-volume production require more power than is generally available from desktop systems. New customers in fiscal 1998 for RIP 'n' Strip include TV Guide, Mebane Packaging, and The Laird Group.


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

     Revenues from Xyvision professional services including maintenance were 42%, 42%, and 52% of overall revenues during fiscal 1996, 1997, and 1998, respectively.


MARKETS, APPLICATIONS AND CUSTOMERS

     Within the broad market for computer-based electronic publishing, information management, and printing technologies, the Company has targeted its marketing efforts primarily at three key application segments: technical documentation, commercial publishing, and color electronic design and prepress.


     Technical Documentation is produced by corporations and product manufacturers in support of a product or service. Market segments that produce technical documentation include aerospace, automotive, discrete manufacturing, computers, electronics, telecommunications, and transportation companies who publish such documents as maintenance manuals, tariff directories, and end-user documentation. These publications often have a long shelf life, need frequent revisions, and require output in a variety of formats including Interactive Electronic Technical Manuals (IETMs), World Wide Web pages, Portable Document Format (PDF), and printed pages.

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

     Xyvision customers in the technical documentation segment include: Allied Signal, The Boeing Company, British Aerospace, Consolidated Freightways, Cummins Engine, Embraer, Gulfstream Aerospace, IBM Corporation, Maruboshi, Pratt & Whitney Canada, Raytheon Service Company, Royal Australian Air Force, Sikorsky Aircraft, and the United Space Alliance.

     Commercial Publishing target customers include commercial printers and trade service bureaus; book, journal, and financial publishers; professional associations; financial services and insurance companies; government agencies; and wholesale distributors. In order to remain competitive, commercial printers, publishers, and service providers must be able to efficiently produce high-quality, cost-effective printed and electronic documents.

     Information providers, such as legal publishers and professional associations, are increasingly faced with the need to better manage information content, versions, and workflow. Parlance Document Manager provides these companies with a complete information management solution that reduces costs, shortens turnaround time, and enables customers to generate new revenue by repackaging existing information into new publications or media.

     Xyvision customers in the commercial publishing sector include AAA, ASTM, American Institute of Physics, American Chemical Society, American Medical Association, British Medical Association, Bureau of National Affairs, Cadmus Journal Services, Capital Printing Systems, Daniels Printing, Grafikon, Idea Institute, Merck & Co., Reed Elsevier, Telia, TVSM, Tweddle Litho, Underwriters Laboratories, ValueLine Inc., and Wolters Kluwer.

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


     Xyvision's customers in the color electronic design and prepress application segment include: Akerlund & Rausing, Banta/Color Response, Field Packaging, DAR Projects, Kimberly Clark, HEL Productions, Novacel, Lincoln Graphics, Prestige Graphics, Schawkgraphics, Scandicolor, Schmalbach-Lubeca, Southern Graphics, and Litho Plus.


STRATEGY

     The Company's objective is to be the leading worldwide supplier of compound document management and publishing solutions that solve the demanding requirements of corporate and commercial publishers. To achieve this objective, the Company plans to refocus development and marketing efforts on core competencies, expand technology relationships, enhance existing technology, and widen its distribution channels.

     Refocus Marketing and Development Efforts on Core Competencies. The Company intends to concentrate its efforts on promising business lines while exiting those areas that are not performing up to expectations.

     Expand Technology Relationships. The Company intends to expand the scope of its market from a departmental solution to a broader enterprise-wide solution by tightly integrating its technology with selected third-party enterprise solution vendors. In addition, the Company will continue to embed selected third-party software into its solutions from companies such as Adobe, Verity, Oracle, and Omnimark.

     Enhance Existing Technology. The Company intends to continue to add functionality to its existing product line to keep pace with technological change and to support additional document types and platforms. Major development efforts will concentrate on improving interoperability between Xyvision products and third-party solutions as well as enhancing SGML and XML capabilities in Xyvision publishing products. In addition, the Company plans to continue to market one or more of its products as an embedded technology in high-end solutions offered by other companies.

     Widen Distribution Channels. The Company plans to continue to expand its distribution channels to reach a broader customer base. The Company sells its products, third-party products, and services through its direct sales force as well as through indirect channels, primarily consisting of system integrators, value-added resellers, and distributors. Xyvision intends to continue to expand its indirect sales channel to include additional resellers and distributors on a worldwide basis.


SALES AND DISTRIBUTION

     Xyvision Publishing Systems. In North America, Xyvision markets its products and related services primarily through its direct sales force. In fiscal 1998, the Company increased its marketing efforts with systems integrators by adding additional resellers and integrators to its Partners Program. In fiscal 1998, the Company expanded its Partners Program in North America to include Grafnetix, Information Architects, TelTek Systems, and Uniscan.


     The Company maintains a European sales and support headquarters in England. In fiscal 1998, Xyvision opened an additional office in Paris, France and signed reseller agreements with Antea (France) and Atraxis (Switzerland). The Company also resells its products through selected distributors in Europe, Africa, and Asia. In fiscal 1998, InFrame Solutions in Australia joined Xyvision's partners program.


     Contex Prepress Systems. Xyvision markets its Contex software and associated services primarily through a worldwide network of value added resellers with appropriate applications support and systems integration skills called Contex Prepress Partners.


RESEARCH AND DEVELOPMENT

     The market for the Company's products is characterized by rapid technological change that requires the continuing enhancement of existing products and the development of new products. During the past three fiscal years, the Company's investments in product development and engineering, before the capitalization of software costs, have ranged from 19% to 29% of the Company's total revenues.


     In the future, the Company's product development efforts will focus on continuing to enhance its open-architecture systems, increasing the price/performance of its products and developing software for specific application needs. The Company believes it will have to continue to invest a significant portion of its revenues in development to remain competitive in its markets.


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


     For sales of Xyvision Production Publisher, competitors include Advent 3B2, Miles 33, and Datalogics. For sales of Parlance Document Manager, Xyvision principally competes with Documentum, Texcel, and Chrystal (a Xerox New Enterprise Company). For Contex prepress products, the Company competes primarily with Barco/Disc, Dainippon Screen, Linotype-Hell, Dalim, Scitex, Rampage, and a variety of desktop products.


MANUFACTURING AND SUPPLIERS

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

     Xyvision, PackageMaker, RIP'n'Strip, SmarTrap, and RoboRIP are registered trademarks of the Company. The Company also uses the following trademarks; Parlance, WebPorter, SGML Conductor, Contex, Contex ConSeps, Contex Professional, Contex Prepress Partners, Contex SpeedTrap, and DotBox. All other trademarks and trade names referred to in this Annual Report are the property of their respective owners.

     The Company has acquired non-exclusive licenses for certain software from several companies. These licenses permit the Company to grant sublicenses to its customers. Loss of the Company's rights to grant sublicenses to its customers on some of these software products could have a material adverse effect on the Company.


EMPLOYEES

     As of March 31, 1998, the Company employed 138 persons, which included 37 in research and development, 33 in sales and marketing, 48 in customer support, and 20 in finance and administration.

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

ITEM 2.  Properties

     The Company's executive, administrative, research and development, and home office sales support facilities, which consist of approximately 31,200 square feet of office space, are located in Reading, Massachusetts. The Company occupies this facility under a lease which expires in January, 2002. The lease requires annual payments of $593,800.00.

     The Company also leases smaller sales and service facilities at other locations in the United States and abroad.


ITEM 3. Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or any of its subsidiaries is a party or which any of its properties is subject. In the opinion of management, the Company is not a party to any litigation which it believes could have a material adverse effect on the Company or its business.


ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 31, 1998.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:


NAME                       AGE     POSITION
___________________        _____   ________________________________________
Kevin J. Duffy   ......... 43      President and Chief Operating Officer
Eugene P. Seneta ......... 53      Vice President, Chief Financial Officer,
                                    Treasurer and Secretary
Mark G. LeBlanc  ......... 37      Vice President of Engineering
Carol S. Bumbaca ......... 36      Vice President of Customer Support
Michael S. Borin ......... 56      Vice President of Human Resources
Gerald T. Ulbricht  ...... 50      Vice President of North American Sales

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

     Mr. LeBlanc joined Xyvision in March, 1998 as Vice President of Engineering. Previously he served as Vice President of Research and Development at Filemark, a developer of high-volume document management, COLD and Imaging storage and retrieval software. Prior to joining Filemark, Mr. LeBlanc was Vice President of Engineering at Hager Telecommunications and held various consulting positions in the telecommunications industry. LeBlanc has over 16 years of development experience including design work.

     Ms. Bumbaca joined Xyvision in January, 1984 and became Vice President of Customer Support in April, 1998. Previously, Ms. Bumbaca held various positions in customer support including director, technical service manager, telephone support manager, new product manager and technical writer.

     Mr. Borin joined the Company in May 1989 as Manager, Human Resources. In January 1992 he was promoted to Director, Human Resources. In September 1995 he became Vice President of Human Resources.

     Mr. Ulbricht has been with Xyvision since May, 1991, and became Vice President of North American Sales in 1996. With over 26 years of experience in the electronic publishing industry, Mr. Ulbricht has held senior sales management with Automix Keyboards, Inc., Penta System, International, Texet Corporation, and Omnipage, Inc. Prior to his current position, Mr. Ulbricht was the Sales Manager for Commercial Publishing.

     Each officer serves at the discretion of the Company's Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

                                    PART II


ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is currently traded on the Nasdaq system under the symbol "XYVI". The price per share of the Company's Common Stock is reported on the OTC Bulletin Board over a level 2 or level 3 Nasdaq workstation and through the National Quotation Bureau Pink Sheets.

     The following table sets forth the reported high and low bid prices for the Company's Common Stock for the periods indicated.

                                         HIGH      LOW
     FISCAL YEAR ENDED MARCH 31, 1997
     April 1 - June 30   ............    $ .33     $.31
     July 1 - September 30  .........      .44      .32
     October 1 - December 31   ......      .75      .37
     January 1 - March 31   .........      .69      .50
     FISCAL YEAR ENDED MARCH 31, 1998
     April 1 - June 30   ............    $ .50     $.28
     July 1 - September 30  .........      .38      .25
     October 1 - December 31   ......      .32      .25
     January 1 - March 31   .........      .26      .25

     As of May 31, 1998, there were approximately 633 stockholders of record. No cash dividends have been declared on the Common Stock since Xyvision's formation. The Company does not expect to declare cash dividends on the Common Stock in the foreseeable future.

     On May 21, 1997, the Company consummated an exchange transaction with a holder of certain of the Company's outstanding 6% Convertible Subordinated Debentures, pursuant to which the Company issued 8,223 shares of Common Stock in exchange for $20,000 aggregate amount of Debentures in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act as exempted securities exchanged by the issuer with existing security holders. No underwriters were engaged in connection with such issuance.

     On November 10, 1997, pursuant to, and in consideration for, an amendment to the Company's line of credit with Tudor Trust, the Company issued to Tudor Trust warrants for the purchase of 10,000,000 shares of Common Stock at an exercise price of $.16 per share in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were engaged in connection with such issuance. See Note 7 to Notes to Consolidated Financial Statements.

ITEM 6. Selected Financial Data

     The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                                                                       FISCAL YEAR ENDED
                                                ______________________________________________________________
                                                 MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,
                                                   1994         1995         1996         1997         1998
                                                _________    _________    _________    _________    _________
                                                             (in thousands, except per share data)
  INCOME STATEMENT DATA
  Revenues .................................... $ 23,865     $ 24,559     $ 22,414     $ 22,234     $ 16,501
  Gross margin   ..............................   11,907       12,045       10,170       10,406        5,675
  Operating expenses   ........................   11,815       11,205       15,077       10,765       12,574
  Income (loss) from operations ...............       92          840       (4,907)        (359)      (6,899)
  Income (loss) before income taxes
   and extraordinary item(1) ..................     (479)         321       (5,707)      (1,359)      (7,913)
  Net income (loss) allocable to common
   stockholders (1) ...........................      301          286       (5,793)      (1,353)      (8,007)
  Basic earnings per share (1)  ............... $    .04     $    .03     $   (.66)    $   (.11)    $   (.56)
  Diluted earnings per share ..................      .04          .03         (.66)        (.11)        (.56)
  Weighted average common and common
   equivalent shares outstanding, basic  ......    7,961        8,390        8,726       12,097       14,269
  Diluted  ....................................    8,224       10,033        8,726       12,097       14,269
  Financial Position
  Cash and cash equivalents  .................. $    312     $    174     $    332     $    261     $    357
  Working capital deficit .....................   (8,961)      (3,200)      (6,751)      (4,834)     (10,788)
  Total assets   ..............................   12,505       13,137       10,281        9,977        6,916
  Long-term debt ..............................    1,706        4,655        5,421          165            -
  Stockholders' deficit   ..................... $ (6,674)    $ (4,116)    $ (9,244)    $ (1,867)    $ (8,847)
  OTHER INFORMATION
  Research and development expenditures,
   including capitalized software costs  ...... $  4,586     $  4,410     $  4,512     $  4,381     $  4,743

--------------------------------------------------------------------------------


     (1)Fiscal 1994 results include an extraordinary item for a gain of $780, or $.10 per share, from the exchange of Debentures for unsecured, unsubordinated promissory notes, and shares of common stock (also, see Note 8 of the Notes to Consolidated Financial Statements).

     Fiscal 1997 results include an extraordinary item for a gain of $100, or $.01 per share, from the exchange of Debentures for unsecured, unsubordinated promissory notes, and shares of common stock (also, see Note 8 of the Notes to Consolidated Financial Statements).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


     Revenues decreased less than 1% from $22,414,000 in fiscal 1996 to $22,234,000 in fiscal 1997 and decreased 26% from $22,234,000 in fiscal 1997 to $16,501,000 in fiscal 1998. In fiscal 1997 system revenues decreased 2% as a result of decreased Publishing Pacific Rim and Contex Prepress Systems European sales. In fiscal 1998, system revenues decreased 38% primarily as a result of decreased Contex International sales and reductions in Publishing and Contex domestic revenues. In fiscal 1997 service revenue increased less than 1%. This increase was primarily due to increased Contex European maintenance, training and integration service revenues partially offset by reduced maintenance revenues in the Contex domestic and Publishing domestic and European business groups. In fiscal 1998, service revenues decreased 9% primarily due to decreases in the Publishing division and Contex division domestic maintenance revenues.


     Gross margins increased from 45% of revenues in fiscal 1996 to 47% of revenues in fiscal 1997 and decreased to 34% of revenues in fiscal 1998. System margins increased from 55% of system revenues in fiscal 1996 to 63% of system revenues in fiscal 1997 and decreased to 47% of system revenues in fiscal 1998. The increase in fiscal 1997 was primarily the result of the increase in the proportion of domestic commercial software sales. The decrease in fiscal 1998 system margins is attributable to decreased revenues, primarily in Contex, combined with higher than normal cost of sales partially attributable to the $798,000 writedown to net realizeable value of Contex capitalized software development costs. Service margins decreased from 32% of service revenues in fiscal 1996 to 24% of service revenues in fiscal 1997 and decreased to 23% of service revenues in fiscal 1998. The decreases in service margins in fiscal 1997 and 1998 were the result of the decrease in Publishing division revenues and a relatively higher level of costs due to an increased proportion of third party training and consulting expenses, which have a lower gross margin than the Company's internal services.


     Research and development expenses, including capitalized software development costs, were $4,512,000, $4,381,000 and $4,743,000 for fiscal 1996,
1997 and 1998, respectively. These amounts represented 20%, 19% and 29% of revenues, respectively. Capitalized software costs were $1,087,000, $1,477,000 and $981,000 in fiscal 1996, 1997 and 1998, respectively. The decrease in research and development expenditures from fiscal 1996 to fiscal 1997 was primarily due to decreased headcount and other cost control efforts in the Publishing division. The increase in research and development expenditures from fiscal 1997 to fiscal 1998 was primarily the result of headcount increases and maintenance of a competitive salary structure. Research and development expenses, excluding capitalized software development costs, were 15%, 13% and 23% of revenues during fiscal 1996, 1997 and 1998, respectively. The increase in the percentage of revenue of net research and development expenses from fiscal 1997 to fiscal 1998 is due to a significant decrease in revenue.


     Marketing, general and administrative expenses decreased from $11,152,000 (or 50% of revenues) in fiscal 1996 to $7,861,000 (or 35% of revenues) in fiscal 1997. Fiscal 1998 expenses increased to $8,812,000 (or 53% of revenues). The decrease from fiscal 1996 to fiscal 1997 was primarily due to cost awareness and containment. The increase from fiscal 1997 to fiscal 1998 was primarily due to increased domestic and international marketing expenditures and the opening of European sales offices for the Publishing division.


     During fiscal 1996 the Company incurred restructuring charges of $500,000. Included in the charges were approximately $385,000 of severance and employee benefits for the December 1995 workforce reduction, a $70,000 write-off of equipment associated with the staff reduction and a writedown of $45,000 for capital assets not expected to contribute to future operations.


     Interest income was $7,000, $7,000 and $9,000 in fiscal 1996, 1997 and 1998, respectively. The low amount of interest income in each of the fiscal years was due to the Company's low level of cash available for investing. Interest expense from third parties was $424,000, $263,000 and $160,000 in fiscal 1996, 1997 and 1998, respectively. Interest expense paid to third parties includes the interest obligation on the Company's 6% Convertible Subordinated Debentures (the "Debentures") and the quarterly interest payments on the Company's 4% Promissory Notes. Interest expense from third parties decreased in fiscal 1998 and 1997 as a result of the program to exchange the Debentures and 4% Promissory Notes for equity securities (also please see note 8 of the Notes to Consolidated Financial Statements). Interest expense paid to Tudor Trust, the largest stockholder of the Company, was $384,000, $744,000 and $864,000 in fiscal 1996, 1997 and 1998 (also, please see Note 7 of the Notes to Consolidated Financial Statements).

     During fiscal 1997, the Company entered into exchange transactions with certain investors holding Debentures in the aggregate principal amount of $370,000. These Debenture holders exchanged their Debentures for (i) an unsecured, unsubordinated promissory note of the Company, in the principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, which bears interest at 4% per year (payable quarterly) and matures 30 months from issuance, and (ii) 137,000 shares of common stock of the Company per $1,000,000 principal amount of Debentures exchanged, and (iii) 13,000 shares of Series B Preferred Stock per $1,000,000 principal amount of Debentures exchanged. As a result of such exchanges, the Company realized an extraordinary gain of $100,000, or $.01 per share.


     As a result of the 15% Promissory Note exchange programs described in Note 8 to the Consolidated Financial Statements, the Company accrued dividends of $86,000, $94,000 and $94,000 on the Series B Preferred Stock during fiscal 1996, 1997 and 1998, respectively.


     The Company recorded net losses allocable to common stockholders of $5,793,000, $1,353,000 and $8,007,000 for fiscal 1996, 1997 and 1998, respectively.


     The Company believes inflation has not had a material effect on its results of operations to date.


LIQUIDITY AND CAPITAL RESOURCES


     At March 31, 1998, the Company had cash and cash equivalents of $357,000, which is an increase of $95,000 from the previous fiscal year end. Approximately $3,631,000 of cash was used by operations and approximately $1,574,000 of cash was used in investing activities in fiscal 1998. The Company plans to continue its aggressive efforts of managing working capital.


     In fiscal 1998, the Company invested $1,574,000 in capital assets, including $981,000 of capitalized software costs, reflecting the Company's continuing commitment to its product development programs. The Company anticipates it will continue to invest in capital assets as required to support its product development efforts and general business needs in future periods.


     The Company has a $8,300,000 amended line of credit with Tudor Trust, the largest stockholder of the Company. Mr. Jeffrey L. Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. The credit line currently bears interest at a rate of 6% per year. As of March 31, 1998, the Company had an outstanding line of credit balance of $10,200,000. As of June 11, 1998, the Company had an outstanding credit line balance of $11,250,000. In June 1998, the Company and Tudor Trust agreed in principle on an amendment to the line of credit that would increase the maximum loan amout thereunder to $13,500.00. There can be no assurance, however, that increased borrowings will be available under the Company's line of credit, as proposed to be amended. See
Note 7 to the consolidated financial statements for a further description of the Company's line of credit, as amended, and the proposed amendment thereto.


     See Note 8 to the Consolidated Financial Statements for a description of the Company's efforts to restructure the outstanding Debentures, 15% Promissory Notes and 4% Promissory Notes. Despite the progress that has been made, the Company can give no assurance about the outcome of these restructuring efforts and does not expect the matters to be resolved in the near future. If the Company is unable to enter into exchange transactions with the remaining debt holders, and such holders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.

The Company anticipates that its cash requirements for fiscal 1999 will be satisfied mainly from its credit line, as proposed to be amended, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes and the availability of increased borrowings under the credit line or otherwise from Tudor Trust. In addition, the Company's current outstanding credit line balance is in excess of the current terms of the credit line, and for the remainder of fiscal 1999, the Company expects to require cash in excess of the current terms of the credit line. There can be no assurance that the forbearance by the debtholders will continue or that Tudor Trust will continue to advance any required funds under or above the credit line. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.



YEAR 2000

     The Company recognizes that it must ensure that its products and operations will not be adversely impacted by various so-called "Year 2000" systems and software failures which can arise in certain time sensitive functions. All of the Company's products are currently Year 2000 compliant, and therefore the Company does not expect to undertake additional research and development efforts in this regard. In addition, the Company is in the process of identifying anticipated costs, problems and uncertainties associated with making its internal use operating systems Year 2000 compliant. The Company expects to resolve the Year 2000 issue with respect to its computer systems and software applications through upgrade, conversion, modification or replacement of non-compliant systems and applications. There can be no assurance, however, that the systems of other parties upon which the Company's business also relies will be Year 2000 compliant. The costs of becoming Year 2000 compliant, or failure thereof by the Company or other parties, could have a material adverse effect on the Company's business, financial condition or results of operations.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

        Not applicable.

ITEM 8. Financial Statements and Supplementary Data


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Xyvision, Inc.:

     We have audited the accompanying consolidated balance sheets of Xyvision, Inc. as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the three fiscal years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a loss from operations in fiscal 1998 and has a working capital deficit and a stockholders' deficit at March 31, 1998 and 1997. On May 5, 1998, 1997, 1996, 1995, 1994,
1993, and 1992, the Company elected not to make the interest payment that was due on its 6% Convertible Subordinated Debentures. Under the terms of the Indenture covering the debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the debentures have the right to accelerate the maturity date of the remaining debentures. As of June 11, 1998, no such acceleration had occurred. The Company's attainment of profitable operations and sufficient additional financing, as well as the continued forbearance of its Debentureholders, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's actions in regard to these matters are described in Notes 7 and 8. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Because of the significance of the uncertainties referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the consolidated financial statements referred to above.
                                                   /s/ COOPERS & LYBRAND L.L.P.
Boston, Massachusetts
June 11, 1998

                                XYVISION, INC.

                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1998 AND 1997

ASSETS                                                                        1998               1997
                                                                         _____________      _____________
Current assets:
Cash and cash equivalents   ..........................................    $     356,526      $     261,032
Accounts receivable:
 Trade, less allowance for doubtful accounts of
  $732,738 and $648,518 at March 31, 1998 and 1997,
  respectively  ......................................................        3,630,365          5,544,264
Inventories  .........................................................          337,045            311,402
Other current assets  ................................................          650,664            727,788
                                                                          _____________      _____________
Total current assets  ................................................        4,974,600          6,844,486
Property and equipment, net ..........................................          850,583            732,325
Other assets, net, principally capitalized software costs ............        1,090,453          2,399,907
                                                                          _____________      _____________
Total assets .........................................................    $   6,915,636      $   9,976,718
                                                                          =============      =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Note payable to stockholder, less unamortized discount of $1,031,710
at March 31, 1998 and $350,000 at March 31, 1997    ..................    $   9,168,290      $   4,550,000
Current portion of long-term debt ....................................        2,206,110          2,031,364
Accounts payable and accrued expenses   ..............................        2,277,339          2,968,658
Deferred service revenues   ..........................................        1,164,482          1,242,825
Other current liabilities   ..........................................          946,720            885,986
                                                                          _____________      _____________
Total current liabilities   ..........................................       15,762,941         11,678,833
Long-term debt, less current portion .................................                -            165,000
                                                                          _____________      _____________
Total liabilities  ...................................................       15,762,941         11,843,833
                                                                          _____________      _____________
Commitments and contingencies
Stockholders' deficit:
 Capital stock:
  Series preferred stock, $1.00 par value; 2,700,000 shares
   authorized; no shares issued and outstanding  .....................                -                  -
  Series B Preferred Stock, $1.00 par value: 300,000 shares
   authorized; 235,299 issued and outstanding at March 31, 1998 and 1997 (aggregate liquidation preference of $3,151,447
     and $3,057,327, respectively)   .................................          235,299            235,299
  Common stock, $.03 par value; 50,000,000 shares authorized;
   14,748,080 and 14,739,857 issued and outstanding at March 31,
    1998 and 1997, respectively, including treasury stock ............          442,442            442,195
Additional paid-in capital  ..........................................       50,602,356         49,575,463
Accumulated deficit   ................................................      (58,958,865)       (50,951,535)
                                                                          _____________      _____________
                                                                             (7,678,768)          (698,578)
Less:
Treasury stock, at cost; 476,665 at March 31, 1998 and 1997
respectively .........................................................        1,168,537          1,168,537
Total stockholders' deficit ..........................................       (8,847,305)        (1,867,115)
                                                                          _____________      _____________
Total liabilities and stockholders' deficit   ........................    $   6,915,636      $   9,976,718
                                                                          =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1998

                                                                   1998               1997               1996
                                                               ____________      ____________       ____________
  Revenues:
   Systems  ................................................    $  7,914,014      $ 12,792,836       $ 13,026,610
   Service  ................................................       8,586,803         9,441,164          9,386,903
                                                                ____________      ____________       ____________
     Total revenues  .......................................      16,500,817        22,234,000         22,413,513
                                                                ____________      ____________       ____________
  Cost of sales:
   Systems  ................................................       4,213,480         4,679,212          5,852,984
   Service  ................................................       6,612,198         7,148,693          6,390,728
                                                                ____________      ____________       ____________
     Total cost of sales   .................................      10,825,678        11,827,905         12,243,712
                                                                ____________      ____________       ____________
  Gross margin .............................................       5,675,139        10,406,095         10,169,801
                                                                ____________      ____________       ____________
  Expenses:
   Research and development   ..............................       3,761,973         2,904,137          3,424,797
   Marketing, general, and administrative ..................       8,812,483         7,861,312         11,152,172
   Restructuring charge ....................................               -                 -            499,725
                                                                ____________      ____________       ____________
     Total operating expenses ..............................      12,574,456        10,765,449         15,076,694
                                                                ____________      ____________       ____________
  Net loss from operations .................................      (6,899,317)         (359,354)        (4,906,893)
                                                                ____________      ____________       ____________
  Other income (expense), net:
   Interest income   .......................................           9,134             7,486              7,312
   Interest expense - third party   ........................        (159,515)         (262,555)          (423,657)
   Interest expense - stockholder   ........................        (863,512)         (744,308)          (383,752)
                                                                ____________      ____________       ____________
     Total other expense, net ..............................      (1,013,893)         (999,377)          (800,097)
                                                                ____________      ____________       ____________
  Loss before income taxes and
   extraordinary item   ....................................      (7,913,210)       (1,358,731)        (5,706,990)
  Provision for income taxes  ..............................               -                 -                  -
                                                                ____________      ____________       ____________
  Loss before extraordinary item ...........................      (7,913,210)       (1,358,731)        (5,706,990)
  Extraordinary item:
   Gain on exchange of convertible subordinated
    debentures .............................................               -           100,000                  -
                                                                ____________      ____________       ____________
  Net loss  ................................................      (7,913,210)       (1,258,731)        (5,706,990)
  Series B preferred stock dividends   .....................          94,120            93,795             85,916
                                                                ____________      ____________       ____________
  Net loss allocable to common stockholders  ...............    $ (8,007,330)     $ (1,352,526)      $ (5,792,906)
                                                                ============      ============       ============
  Basic and diluted earnings per share:
  Loss allocable to common stockholders before extraordinary
  item   ...................................................           (0.56)            (0.12)             (0.66)
  Extraordinary item .......................................               -              0.01                  -
                                                                ____________      ____________       ____________
  Net loss per share .......................................           (0.56)            (0.11)             (0.66)
                                                                ============      ============       ============
  Weighted average common and common
  equivalent shares outstanding  ...........................      14,269,404        12,096,914          8,725,829
                                                                ============      ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 1998, 1997, AND 1996


                                                                              1998             1997             1996
                                                                        ____________     ____________     ____________
   Operations:
   Net loss   .........................................................  $ (7,913,210)    $ (1,258,731)     $ (5,706,990)
   Adjustments to reconcile net loss to net cash used by
    operations:
   Gain on exchange of convertible subordinated debentures ............             -         (100,000)                -
   Depreciation and amortization   ....................................     1,960,900        1,689,477         2,205,499
   Interest expense related to warrants  ..............................       318,290          250,000                 -
   Writedown of capitalized software to net realizeable value .........       798,000                -                 -
   Restructuring charge   .............................................             -                -           499,725
   Provision for losses on accounts receivable ........................       868,921          483,636         2,015,768
   Loss on disposal of property and equipment  ........................             -            5,159             6,310
   Operating assets and liabilities:
    Accounts receivable   .............................................     1,044,978         (139,051)          (43,842)
    Inventories  ......................................................       (25,643)          65,300          (188,451)
    Other current assets  .............................................        83,050           28,719           426,737
    Accounts payable and accrued expenses   ...........................      (691,319)        (796,492)         (595,387)
    Other current liabilities   .......................................       (74,597)        (262,909)          400,130
                                                                         ____________     ____________      ____________
   Net cash used by operations  .......................................    (3,630,630)         (34,892)         (980,501)
                                                                         ____________     ____________      ____________
   Investments:
   Additions to property and equipment   ..............................      (592,577)        (503,216)         (280,098)
   Proceeds from sales of property and equipment  .....................             -            6,621             3,353
   Additions to customer support spares  ..............................             -                -            (3,864)
   Capitalized software costs   .......................................      (981,299)      (1,477,154)       (1,086,960)
                                                                         ____________     ____________      ____________
   Net cash used by investments .......................................    (1,573,876)      (1,973,749)       (1,367,569)
                                                                         ____________     ____________      ____________
   Financing:
   Proceeds from line of credit and warrants from a stockholder  ......     5,500,000        4,000,000         3,900,000
   Repayment of line of credit to a stockholder   .....................      (200,000)      (2,500,000)       (1,600,000)
   Proceeds from issuance of common stock from treasury ...............             -              510            33,350
   Exercise of warrants   .............................................             -          200,000                 -
   Dividends on preferred stock .......................................             -                -           (82,557)
   Payment on 15% promissory notes ....................................             -                -            (2,134)
   Loan payment from Employee Stock Ownership Plan   ..................             -          237,142           257,143
                                                                         ____________     ____________      ____________
   Net cash provided from financing   .................................     5,300,000        1,937,652         2,505,802
                                                                         ____________     ____________      ____________
   Net increase (decrease) in cash and cash equivalents ...............        95,494          (70,989)          157,732
   Cash and cash equivalents at the beginning of the year  ............       261,032          332,021           174,289
                                                                         ____________     ____________      ____________
   Cash and cash equivalents at the end of the year  ..................  $    356,526     $    261,032      $    332,021
                                                                         ============     ============      ============
   Supplemental cash flow information:
   Conversion of 6% debentures to equity ..............................  $     20,000     $  2,000,000                 -
   Conversion of 4% notes to equity   .................................             -        4,973,500                 -
   Conversion of accrued interest on 6% debentures to equity  .........         7,140          648,658                 -
   Conversion of 6% debentures to 15% and 4% notes   ..................             -          340,000      $     25,000
   Conversion of 15% notes to 4% notes   ..............................             -          177,000           784,000
   Conversion of accrued interest on 15% notes to Series B
    Preferred Stock ...................................................             -           75,460           330,680
   Issuance of common stock purchase warrants to stockholder  .........     1,000,000          600,000                 -
   Interest payments   ................................................       406,000          409,000           277,000

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE YEARS ENDED MARCH 31, 1996, 1997 AND 1998


                                                                        ADDITIONAL
                                                 PREFERRED    COMMON      PAID-IN
                                                   STOCK      STOCK       CAPITAL
                                               ___________  ________   ___________
Balance, March 31, 1995  .....................  $  189,875  $276,569   $41,176,900
Issuance of common stock with the
  exchange of $25,000 of Convertible
  Subordinated Debentures, 2,675 shares ......                   80         1,254
Issuance of common stock with the
  exchange of $784,000 of Promissory
  Notes, 78,400 shares   .....................                2,352        39,268
Issuance of Series B stock with the
  exchange of $784,000 of Promissory
  Notes, 33,068 shares   .....................      33,068                297,612
Issuance of stock from treasury for
  employee stock options, 94,660 shares    ...                           (250,974)
Issuance of stock from treasury for
  employment service awards, 800 shares    ...                             (2,056)
Payments on receivable from Employee
  Stock Ownership Plan   .....................
Dividends on Series B Preferred Stock   ......
Net loss  ....................................
Balance, March 31, 1996  .....................     222,943  279,001    41,262,004
                                                ___________ ________   ___________
Reduction of common stock with the reversal
  of $30,000 of 15% notes payable to
  Convertible Subordinated Debentures,
  3,213 shares  ..............................                  (96)         (607)
Issuance of common stock with the
  exchange of $370,000 of Convertible
  Subordinated Debentures into 4% notes
  payable, 50,690 shares .....................                1,521        14,330
Issuance of Series B Preferred stock with the
  exchange of $370,000 Convertible
  Subordinated Debentures into 4% notes
  payable, 4,810 shares  .....................       4,810                 43,290
Issuance of common stock with the exchange
  of $177,000 15% notes payable into 4%
  notes payable, 17,700 shares    ............                  531         4,956
Issuance of Series B preferred stock with the
  exchange of $177,000 15% notes payable
  into 4% notes payable, 7,546 shares   ......       7,546                 67,914
Issuance of common stock with the exchange
  of $2,000,000 Convertible Subordinated
  Debentures into equity, 795,393 shares   ...               23,862     2,596,607
Issuance of common stock with the exchange
  of $4,973,500 4% notes payable into
  equity 2,486,750 shares   ..................               74,601     4,852,834
Issuance of stock for exercise of warrants,
  2,092,500 shares ...........................               62,775       137,225
Issuance of stock from treasury for
  employment service awards, 1,200
  shares  ....................................                             (3,090)
Issuance of common stock purchase
  warrants to stockholder   ..................                            600,000
Payments on receivable from Employee
  Stock Ownership Plan   .....................
Dividends on Series B Preferred Stock   ......
Net loss  ....................................
Balance, March 31, 1997  .....................     235,299  442,195    49,575,463
                                                ___________ ________   ___________
Issuance of common stock with the
  exchange of $20,000 of Convertible
  Subordinated Debentures into equity,
  8,223 shares  ..............................                  247        26,893
Issuance of common stock purchase
  warrants to stockholder   ..................                          1,000,000
Dividends on Series B Preferred Stock   ......
Net loss  ....................................
Balance, March 31, 1998  .....................  $  235,299  $442,442   $50,602,356
                                                =========== ========   ===========



                                                                                    RECEIVABLE
                                                                                       FROM
                                                                                     EMPLOYEE
                                                                                      STOCK           TOTAL
                                                  ACCUMULATED        TREASURY       OWNERSHIP     STOCKHOLDERS'
                                                    DEFICIT           STOCK            PLAN          DEFICIT
                                               _____________     ____________     ____________   ______________
Balance, March 31, 1995  .....................  $ (43,806,103)    $ (1,458,517)   $  (494,285)   $  (4,115,561)
Issuance of common stock with the
  exchange of $25,000 of Convertible
  Subordinated Debentures, 2,675 shares ......                                                           1,334
Issuance of common stock with the
  exchange of $784,000 of Promissory
  Notes, 78,400 shares   .....................                                                          41,620
Issuance of Series B stock with the
  exchange of $784,000 of Promissory
  Notes, 33,068 shares   .....................                                                         330,680
Issuance of stock from treasury for
  employee stock options, 94,660 shares    ...                         283,980                          33,006
Issuance of stock from treasury for
  employment service awards, 800 shares    ...                           2,400                             344
Payments on receivable from Employee
  Stock Ownership Plan   .....................                                        257,143          257,143
Dividends on Series B Preferred Stock   ......        (85,916)                                         (85,916)
Net loss  ....................................     (5,706,990)                                      (5,706,990)
                                                _____________                                    ______________
Balance, March 31, 1996  .....................    (49,599,009)      (1,172,137)      (237,142)      (9,244,340)
                                                _____________     ____________    ____________   ______________
Reduction of common stock with the reversal
  of $30,000 of 15% notes payable to
  Convertible Subordinated Debentures,
  3,213 shares  ..............................                                                            (703)
Issuance of common stock with the
  exchange of $370,000 of Convertible
  Subordinated Debentures into 4% notes
  payable, 50,690 shares .....................                                                          15,851
Issuance of Series B Preferred stock with the
  exchange of $370,000 Convertible
  Subordinated Debentures into 4% notes
  payable, 4,810 shares  .....................                                                          48,100
Issuance of common stock with the exchange
  of $177,000 15% notes payable into 4%
  notes payable, 17,700 shares    ............                                                           5,487
Issuance of Series B preferred stock with the
  exchange of $177,000 15% notes payable
  into 4% notes payable, 7,546 shares   ......                                                          75,460
Issuance of common stock with the exchange
  of $2,000,000 Convertible Subordinated
  Debentures into equity, 795,393 shares   ...                                                       2,620,469
Issuance of common stock with the exchange
  of $4,973,500 4% notes payable into
  equity 2,486,750 shares   ..................                                                       4,927,435
Issuance of stock for exercise of warrants,
  2,092,500 shares ...........................                                                         200,000
Issuance of stock from treasury for
  employment service awards, 1,200
  shares  ....................................                           3,600                             510
Issuance of common stock purchase
  warrants to stockholder   ..................                                                         600,000
Payments on receivable from Employee
  Stock Ownership Plan   .....................                                        237,142          237,142
Dividends on Series B Preferred Stock   ......        (93,795)                                         (93,795)
Net loss  ....................................     (1,258,731)                                      (1,258,731)
                                                _____________                                    ______________
Balance, March 31, 1997  .....................    (50,951,535)      (1,168,537)             -       (1,867,115)
                                                _____________     ____________    ____________   ______________
Issuance of common stock with the
  exchange of $20,000 of Convertible
  Subordinated Debentures into equity,
  8,223 shares  ..............................                                                          27,140
Issuance of common stock purchase
  warrants to stockholder   ..................                                                       1,000,000
Dividends on Series B Preferred Stock   ......        (94,120)                                         (94,120)
Net loss  ....................................     (7,913,210)                                      (7,913,210)
                                                _____________                                    ______________
Balance, March 31, 1998  .....................  $ (58,958,865)    $ (1,168,537)   $         -    $  (8,847,305)
                                                =============     ============    ============   ==============

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

   b. BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Xyvision, Inc. and all its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   c. CASH: The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     The Company anticipates that its cash requirements for fiscal 1999 will be satisfied mainly from its credit line, as proposed to be amended, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes and the availability of increased borrowings under the credit line or otherwise from Tudor Trust. In addition, the Company's current outstanding credit line balance is in excess of the current terms of the credit line, and for the remainder of fiscal 1999, the Company expects to require cash in excess of the current terms of the credit line. There can be no assurance that the forbearance by the debtholders will continue or that Tudor Trust will continue to advance any required funds under or above the credit line. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     The following lives are used to provide for depreciation and amortization:


                                                           LIVES IN YEARS
                                                           _______________
       Design, test, and manufacturing equipment  ......        2-5
       Office furniture and fixtures  ..................         7
       Leasehold improvements   ........................        2-4
       Purchased software ..............................         5
       Delivery and service vehicles  ..................         3

   f. REVENUE RECOGNITION: Revenues from equipment, software, and supplies are recognized upon shipment. Maintenance revenues are recognized over the contractual periods and noncontractual maintenance services are recognized as the services are provided.

   g. SOFTWARE DEVELOPMENT COSTS: Costs for research, design, and development of software for sale to others incurred prior to the achievement of "technological feasibility" are charged to expense. The Company capitalizes certain software costs in accordance with Statement of Financial Accounting Standard ("SFAS")

                                XYVISION, INC.

     No. 86, "Accounting for costs of computer software to be sold, leased or otherwise marketed." The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated life of the product including the period being reported on. It is reasonably possible that those estimates of anticipate future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

   h. Income Taxes: The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes." Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial statement purposes and such amounts recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax rates. Applicable tax credits are recognized as a reduction in the provision for income taxes in the year in which they are available.

   i. Warranty Costs: The Company warrants the majority of its products for 90 days from the date of customer acceptance. Estimated warranty costs are provided at the time of sale. Warranty costs incurred by the Company have not been significant.

   j. Earnings Per Common Share: The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share," which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of common equivalent securities and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised that resulted in the issuance of common stock that then shared in the earnings of the entity. In accordance with SFAS 128, as of March 31, 1998, the Company has restated all prior period earnings per share data presented.

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

   m. New Accounting Pronouncements:In June 1997, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 130 "Reporting Comprehensive Income." The statement, which must be adopted for periods beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components in consolidated financial statements. The effect of adopting SFAS 130 is not expected to impact the Company's financial position.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information", which must be adopted for periods beginning after December 15, 1997. Under the new standard, companies will be required to report certain information about operating segments in consolidated financial statements. Operating segments will be determined based on the method by which management organizes its business for making operating decisions and assessing performance. The standard also requires that companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is currently evaluating the effect, if any, of implementing SFAS No. 131.

                                XYVISION, INC.

     The Company will adopt Statement of Position (SOP) 97-2 "Software Revenue Recognition" in fiscal year 1999. This Statement supersedes SOP 91-1 on software revenue recognition. This statement establishes revenue recognition criteria for arrangements to deliver software that do not require significant production, modification or customization of the software. This Statement also establishes requirements for recognizing revenue when multiple elements exist in a software arrangement. The Company is currently evaluating the effect, if any, of implementing SOP 97-2.


2. Accounts Receivable

     Trade receivables do not contain any material amounts collectible over a period in excess of one year.


3. Inventories

     Inventory consists primarily of finished goods from third party vendors.


4. Property and Equipment

     Property and equipment consists of:

                                                       MARCH 31, 1998     MARCH 31, 1997
                                                       ______________     ______________
   Design, test, and manufacturing equipment  ......   $   2,332,982      $   2,419,587
   Office furniture and fixtures  ..................         335,128            577,509
   Leasehold improvements   ........................         422,289          1,260,503
   Purchased software ..............................         270,181            278,573
   Delivery and service vehicles  ..................           9,333              9,333
                                                       ______________     ______________
                                                           3,369,913          4,545,505
   Accumulated depreciation and amortization  ......      (2,519,330)        (3,813,180)
                                                       ______________     ______________
                                                       $     850,583      $     732,325
                                                       ==============     ==============

     Depreciation and amortization expense for property and equipment for fiscal 1998, 1997 and 1996 was $471,000, $483,000 and $777,000, respectively.


5. Other Assets

     Other assets consists of the following, which are presented net of any accumulated amortization



                                        MARCH 31, 1998     MARCH 31, 1997
                                        ________________   ________________
   Capitalized software costs  ......    $      975,307     $    2,269,449
   Debenture issuance costs .........            10,622             14,242
   Other  ...........................           104,524            116,216
                                         _______________    _______________
                                         $    1,090,453     $    2,399,907
                                         ===============    ===============

     Capitalized software costs amortized and charged to expense, including adjustments to net realizeable value of $798,000 in fiscal 1998, were $2,275,000, $1,152,000, and $1,357,000 in fiscal 1998, 1997, and 1996, respectively. Capitalized software costs are presented net of accumulated amortization of $2,653,000 and $4,447,000 at March 31, 1998 and 1997,
respectively.

     Debenture issuance costs amortized and charged to expense were $4,000, $6,000, and $10,000, in fiscal 1998, 1997, and 1996, respectively. In addition, as a result of the exchange of Debentures in fiscal 1997 related Debenture issuance costs of $27,000 were written off as a reduction to the extraordinary gain recognized in fiscal year 1997. The accumulated amortization of the Debenture issuance costs was $774,000 and $770,000 at March 31, 1998 and 1997, respectively. (See Note 8.)

                                XYVISION, INC.

6. Other Current Liabilities

     Other current liabilities consists of:



                                                           MARCH 31, 1998     MARCH 31, 1997
                                                           ________________   ________________
   Interest payable on debentures  .....................           561,303            487,089
   Dividends payable on Series B Preferred Stock  ......           210,209            116,089
   Other   .............................................           175,208            282,808
                                                            _______________    _______________
                                                            $      946,720     $      885,986
                                                            ===============    ===============

7. Note Payable to Stockholder

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

     On November 10, 1997, the Company and Tudor Trust entered into an additional amendment to the line of credit to increase the maximum loan amount thereunder from $6,000,000 to $8,300,000. Such amendment also (i) reduced the interest rate on the line of credit from 8% to 6%, (ii) eliminated the provision that Tudor Trust shall have the sole discretion to decide whether or not to make any advances of funds thereunder in excess of $5,000,000, (iii) provided for Tudor Trust to cause the issuance of a letter of credit from a bank in the amount of $444,600 to the Company's new landlord, and (iv) extended the term of the line of credit from December 31, 1997 to March 31, 2001. In consideration for such amendment to the line of credit, the Company issued to Tudor Trust a warrant for the purchase of 10,000,000 shares of Common Stock of the Company at an exercise price of $.16, the fair market value of the Common Stock on the date of warrant issuance.

     The Company received a preliminary appraisal from an independent third-party of the value of the common stock purchase warrants as of the date of warrant issuance of $.10 per warrant. Such appraisal is subject to finalization. The value of the warrants is being amortized on a straight-line basis over the remaining term of the credit line and charged to interest expense.

     In June 1998, the Company and Tudor Trust agreed in principle on an amendment to the line of credit that would, among other things, (i) increase the maximum loan amount thereunder from $8,300,000 to $13,500,000, (ii) provide that Tudor Trust shall have the sole discretion to decide whether or not to make advances of funds thereunder, (iii) provide Tudor Trust with the option of receiving the interest payable thereunder in cash or in shares of Common Stock based on the fair market value of the Common Stock, and (iv) provide for the issuance by the Company to Tudor Trust of a common stock purchase warrant covering 3,000,000 shares of Common Stock of the Company at a purchase price equal to the fair market value of the Common Stock on the date of issuance, and
(v) increase the interest rate on the line of credit from 6% to 8%. There can be no assurance, however, that increased borrowings will be available under the Company's line of credit, as proposed to be amended.

     As of March 31, 1998, the Company had an outstanding credit line balance of $10,200,000. As of June 11, 1998, the Company had an outstanding credit line balance of $11,250,000.

8. Long-Term Debt

     Long-term debt consists of:



                                                               MARCH 31,      MARCH 31,
                                                                 1998           1997
                                                              ___________    ___________
      6% Convertible Subordinated Debentures   ............   $1,355,000     $1,375,000
      15% promissory notes, due fiscal 1996    ............      116,110         86,364
      4% promissory notes, due fiscal 1998 and 1999  ......      735,000        735,000
                                                              ___________    ___________
                                                               2,206,110      2,196,364
      Less: Current portion of long-term debt  ............    2,206,110      2,031,364
                                                              ___________    ___________
                                                              $        -     $  165,000
                                                              ===========    ===========

     In May 1987, the Company issued $25,000,000 principal aggregate amount of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into common stock at a conversion price of $22.50 per share. Interest on the Debentures is payable annually (on May 5th) and the Debentures may be called by the Company under certain conditions. At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of these Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, the Debentures.

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

     During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995, 1996, 1997 or 1998. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of June 23, 1998, no such acceleration had occurred or been threatened.

     Between September 30, 1996 and March 31, 1998, the Company completed transactions with investors holding an additional aggregate amount of $2,020,000 principal amount of the Debentures. Under the terms of the exchange agreements, holders of Debentures exchanged their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33. The Company has accounted for the exchanges as a contribution of capital by significant stockholders. As of March 31, 1998, a total of $1,355,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $315,000 principal amount, leaving the holders of $1,040,000 principal amount of Debentures unidentified.

     In order to relieve itself of the payment obligations on the 15% Promissory Notes, in fiscal 1995 the Company began a program to restructure the 15% Promissory Notes. As of March 31, 1998, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,709,000 and accrued interest of $2,353,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued (i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and (iii) one share of Series B

                                XYVISION, INC.

Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the shares of Series B Preferred Stock are convertible. The exchange transactions were completed assuming a fair value of $10.00 per share of Series B Preferred Stock. As of March 31, 1998, 15% Promissory Notes in an aggregate principal amount of $60,000 and accrued interest of $56,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes, but there can be no assurance that it will do so.

     The Company intends to continue to convert its debt to equity, specifically the 4% Promissory Notes. As of March 31, 1998, the Company has completed transactions with holders of an aggregate of $4,974,000 principal amount of the outstanding 4% Promissory Notes. Under the terms of the exchange agreements, the holders of the 4% Promissory Notes exchanged their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest was paid in cash as the time of such exchange). The Company has accounted for the conversions as a contribution of capital by significant stockholders. As of March 31, 1998, 4% Promissory Notes in an aggregate principal amount of $512,000 were overdue. The Company may seek to restructure the remaining 4% Promissory Notes, but there can be no assurance that it will do so.

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

     Interest expense amounted to $1,023,000, $1,007,000, and $807,000, in fiscal 1998, 1997, and 1996, respectively.


9. Income Taxes

     For fiscal years 1998, 1997, and 1996 the Company was not required to provide for income taxes and had no effective income tax rate due to the utilization of net operating loss carryforwards. The Company was not required to make an alternative minimum tax payments in fiscal 1996, 1997 or 1998.

     As of March 31, 1998, the Company had net operating loss carryforwards of $52,905,000 expiring at various dates from fiscal 1999 to fiscal 2013, investment tax credits of $150,000 expiring at various dates from fiscal 1999 to fiscal 2002, and research and development credits of $1,439,000 expiring at various dates from fiscal 1999 to fiscal 2009. These items are available to reduce future income taxes payable.

     Additionally, the Company has approximately $2,500,000 of net operating loss carryforwards for regular federal income tax and alternative minimum tax purposes from the acquisition of Contex Graphics Systems, Inc. These acquired net operating loss carryforwards, expiring at various dates from fiscal 1999 to fiscal 2001, have limitations on their use pursuant to the United States Internal Revenue Code and are available only to offset income from that subsidiary.

     As of March 31, 1998, 1997, and 1996 the Company's deferred tax assets of approximately $21,693,000, $20,157,000 and $20,214,000, respectively, consisted primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets.

     Under Federal tax laws, certain changes in ownership of the Company, which may not be within the Company's control, may restrict future utilization of these carryforwards.

                                XYVISION, INC.

10. Stock Option Plans

     The Company's 1982 Stock Option Plan expired on May 5, 1992. No options were granted under the 1982 Stock Option Plan after March 31, 1992. Under the 1982 Stock Option Plan, incentive stock options were granted at a price greater than or equal to fair market value at the date of grant. Currently, all options outstanding are vested. Options expire ten years subsequent to award. terms of such plan. There were options to purchase 99,264 shares of common stock outstanding under the 1982 Stock Option Plan at March 31, 1998.

     During fiscal 1992 the Board adopted the 1992 Stock Option Plan for which 1,000,000 shares of common stock were reserved. The 1992 Stock Option Plan was approved by the Company's stockholders at the Company's 1992 Annual Meeting of Stockholders. Under the 1992 Stock Option Plan, incentive stock options are granted at a price greater than or equal to fair market value at the date of grant. Generally, options become exercisable at a rate of 25% over a four year period. Options expire ten years subsequent to award. At the date of termination, an employee's unvested options are canceled and any vested options are canceled after 90 days.

     At the 1994 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company's 1992 Stock Option Plan increasing the authorized number of options that may be granted from 1,000,000 to 2,000,000. Options issued under the 1992 Stock Option Plan remain under the terms of such plan. There were options to purchase 1,604,634 shares of Common Stock outstanding under the 1992 Stock Option Plan at March 31, 1998. During fiscal 1998, the Board adopted the 1997 Stock Incentive Plan for which 2,000,000 shares of common stock are reserved. No options had been granted under the 1997 Stock Incentive Plan at March 31, 1998.

     The following sets forth certain information relating to the 1982 Stock Option Plan and the 1992 Stock Option Plan for the years ended March 31,1996, 1997 and 1998:

                                                                    WEIGHTED-AVERAGE
                                                       SHARES        EXERCISE PRICE
                                                    _________       _________________
    Options outstanding at March 31, 1995  ......    1,225,617       $           0.35
       Granted  .................................      277,293            0.93
       Cancelled   ..............................     (237,895)           0.48
       Exercised   ..............................      (94,660)           0.35
                                                     _________
    Options outstanding at March 31, 1996  ......    1,170,355            0.49
       Granted  .................................    1,393,000            0.50
       Cancelled   ..............................     (460,550)           0.40
       Exercised   ..............................            -             -
                                                     _________
    Options outstanding at March 31, 1997  ......    2,102,805       $           0.52
       Granted  .................................       54,000            0.46
       Cancelled   ..............................     (452,907)           0.49
       Exercised   ..............................            -             -
                                                     _________
    Options outstanding at March 31, 1998  ......    1,703,898       $           0.52
                                                     =========

   Under the 1982 Stock Option Plan and the 1992 Stock Option Plan, options were exercisable for 683,308, 427,094 and 675,039 shares of Common Stock at March 31, 1996, 1997 and 1998, respectively. At March 31, 1996, 1997 and 1998, options for the purchase of 979,906, 31,096 and 2,367,386 shares of Common Stock, respectively, were available for future grants under the 1997 and 1992 Stock Incentive Plan.

                                XYVISION, INC.

                             OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
________________________________________________________________________    _________________________________
                                      Weighted-Average      Weighted-                          Weighted-
      Range of           Number           Remaining          Average           Number           Average
  Exercise Prices      Outstanding    Contractual Life   Exercise Price     Exercisable     Exercise Price
__________________    ___________     _________________  _______________    ___________     _______________
   $0.19 to $.29         100,000             6.49        $      .27            55,000       $      .27
    0.30 to .49          234,743             4.28               .34           234,743              .34
    0.50 to .69        1,178,250             8.56               .50           300,875              .50
   0.70 to 0.89            7,500             3.46               .81             7,500              .81
   0.90 to 1.09          180,085             7.38               .95            73,601              .95
   1.10 to 5.00            3,320             0.63              4.77             3,320             4.77
                      ___________                                           ___________
   $0.19 to $5.00      1,703,898             7.69        $     0.52           675,039       $     0.50
                      ===========                                           ===========

   On October 21, 1992, the 1992 Director Stock Option Plan was approved by stockholders of the Company. Under this Plan, options to purchase up to a total of 150,000 shares of Common Stock may be granted to outside directors of the Company. Each outside director who is initially elected to the Board of Directors is granted an option for 20,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on the date of grant. Each option becomes exercisable in five equal annual installments beginning on the date of grant, provided that all outstanding options will become exercisable in full in the event of a "change in control" of the Company (as defined in the Plan) which is not approved by the Board of Directors. In general, an optionholder may exercise his option, to the extent vested, only while he is a director of the Company and for up to three months thereafter. In connection with the adoption of the 1992 Director Stock Option Plan, the Company terminated the 1989 Director Stock Option Plan. Under the 1992 Director Stock Option Plan, options to purchase an aggregate of 60,000 shares of Common Stock were outstanding at March 31, 1996, 1997 and 1998, respectively. At March 31, 1996, 1997 and 1998, options for the purchase of 48,000, 52,000 and 56,000 shares of Common Stock, respectively, were exercisable. At March 31, 1996, 1997 and 1998, options for the purchase of 90,000 shares of Common Stock were available for future grant under the Plan.

   The Company has adopted the disclosure provisions of SFAS 123 "Accounting for Stock-Based Compensation" and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. The fair value of each option granted during fiscal 1996, 1997 and 1998 is estimated on the date of the grant using the Black-Scholes pricing model with the following assumptions:

                                          FISCAL     FISCAL       FISCAL
                                          1998       1997         1996
                                         ______     _______     ______
       Dividend yield  ...............       0           0             0
       Expected volatility   .........    80.0%       80.0%         80.0%
       Risk-free interest rate  ......     6.5%       6.3%          6.8%
       Expected life (years) .........    10.0        10.0          10.0
       Weighted average fair value of options granted at or
above fair value during:
       Fiscal 1998  ..................              $ 0.24
       Fiscal 1997  ..................              $ 0.43
       Fiscal 1996  ..................              $ 0.79

                                XYVISION, INC.

    Had compensation cost for the Company's fiscal 1996, 1997 and 1998 stock option grants been determined consistent with SFAS No. 123, the Company's net loss allocable to common stockholders and net loss per share would approximate the pro forma amounts below:

                           NET LOSS            BASIC/DILUTED
                      ALLOCABLE TO COMMON       NET LOSS
                         STOCKHOLDERS           PER SHARE
                      ___________________     _____________
As reported:
Fiscal 1998  ......   $       (8,007,330)             (0.56)
Fiscal 1997  ......   $       (1,352,526)             (0.11)
Fiscal 1996  ......   $       (5,792,906)             (0.66)
Pro Forma:
Fiscal 1998  ......   $       (8,147,356)             (0.57)
Fiscal 1997  ......   $       (1,453,344)             (0.12)
Fiscal 1996  ......   $       (5,820,318)             (0.67)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards made prior to fiscal year 1996. Additional awards in future years are anticipated.


11. Rights Agreement

     In October 1988, the Company entered into a Rights Agreement and declared a dividend distribution of one Right for each share of the Common Stock of the Company outstanding on October 26, 1988. Each Right entitles the holder to purchase from the Company 1/100 of a share of $1.00 par value Series A Junior Participating Preferred Stock at an exercise price of $35.00 per Right, subject to adjustment. The Rights will not be exercisable or separable from the Common Stock until ten business days after a party acquires beneficial ownership of 20% or more of the Company's Common Stock or announces a tender offer for at least 30% of its Common Stock outstanding. Except for Saltzman Partners' and Tudor Trust's historical acquisitions of the Company's Common Stock, which have been exempted by the Board of Directors from the Rights Agreement, the Company is not aware of the occurrence of any such events. The issuance of the Rights does not dilute ownership or affect reported earnings per share.


12. Profit-Sharing and Savings Plans

   a. Employee Stock Ownership Plan

   In fiscal 1990, the Company created the Xyvision, Inc. Employee Stock Ownership Plan and Trust (the "Trust") and entered into a Term Loan Agreement with the Trust whereby the Trust borrowed $1,800,000 from the Company and paid the proceeds to the Company to purchase 400,000 shares of the Company's Common Stock at $4.50 per share. The loan was fully repaid during fiscal 1997. The Plan covers substantially all employees and, as principal payments are made on the term loan, shares held by the Trust are allocated to eligible employees. Payments of approximately $237,000 for fiscal 1997 and $257,000 in fiscal 1996, were made to the Trust, which the Trust applied against its loan to the Company. These payments caused an allocation to the eligible employees of 52,698 shares of the Company's Common Stock for fiscal 1997, and 57,143 shares of the Company's Common Stock for fiscal 1996. No payment was required or made during fiscal 1998.

   The Company charged $87,000 in fiscal 1997 and $257,000 in fiscal 1996 to operations for contributions to the Trust. The Company incurred no charges to operations for contributions to the Trust in fiscal 1998.

                                XYVISION, INC.

   b. Savings Plan

   The Company has a 401(k) Savings Plan under which employees may voluntarily defer a portion of their compensation and the Company matches a portion of the employee deferral. All employees employed within the United States with at least three months of continuous service are eligible for the Plan. Company contributions vest 100% immediately. The Company's contributions to this Plan and charges to expense amounted to $72,000, $67,000, and $65,000 in fiscal 1998, 1997 and 1996, respectively.


13. Commitments and Contingencies

   a. Leases

   At March 31, 1998, the Company was committed under operating leases, principally for building and office space. Certain leases require the payment of expenses under escalation clauses. The major facilities lease is for a four-year term, ending January 31, 2002.

     Future minimum lease payments under all noncancelable leases as of March 31, 1998 are as follows:

FISCAL YEAR
_________________
1999  ............      769,000
2000  ............      754,000
2001  ............      760,000
2002  ............      657,000
2003  ............      107,000
Thereafter  ......      151,000
                     ___________
  Total              $3,198,000
                     ===========

   Rental expense under all operating leases was approximately $767,000, $742,000 and $1,200,000, in fiscal 1998, 1997 and 1996, respectively.

   b. Employment Agreements

   The Company has instituted a severance benefit plan which covers substantially all employees. The Plan stipulates, in general, that in the event of a change in control of the Company (as defined), any employee terminated within twelve months of such event, without cause, would be entitled to receive a cash payment equal to his annual base compensation. The Board of Directors may declare by resolution that an event otherwise constituting a change in control per this Plan will not be considered a change in control. Therefore, it cannot be reasonably estimated what the potential liability to the Company would be under this Plan.

   c. Contingencies

   The Company is party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company's management is of the opinion that the final outcome should not have a material adverse effect on the Company's operations or financial position.

   d. Year 2000

   The Company recognizes that it must ensure that its products and operations will not be adversely impacted by various so-called "Year 2000" systems and software failures which can arise in certain time sensitive functions. All of the Company's products are currently Year 2000 compliant, and therefore the Company does not expect to undertake additional research and development efforts in this regard. In addition, the Company is in the process of identifying anticipated costs, problems and uncertainties associated with making its internal use operating systems Year 2000 compliant. The Company expects to resolve the Year 2000 issue with respect to its computer systems and software applications through upgrade, conversion, modification or replacement of non-compliant systems and applications. There can be no assurance, however, that the systems of other parties upon which the Company's business also relies will be Year 2000 compliant. The costs of becoming Year 2000 compliant, or failure thereof by the Company or other parties, could have a material adverse effect on the Company's business, financial condition or results of operations.

                                XYVISION, INC.

     d(e).  Quantitative and Qualitative Disclosures about Market Risk.

         Not applicable.


14. Major Customers and Geographic Revenues
     No single customer accounted for more than 10% of revenues in fiscal 1998, 1997, or 1996.
     Sales to unrelated customers by geographic region for fiscal 1998, 1997 and 1996 were as follows:

                             FISCAL 1998      FISCAL 1997      FISCAL 1996
                            ______________   ______________   ______________
   North America   ......    $ 12,439,198     $ 15,537,000     $ 15,578,000
   Western Europe  ......       3,320,069        5,312,000        5,339,000
   Asia   ...............         741,550        1,385,000        1,337,000
   Australia ............               -                -          160,000
                             =============    _____________    _____________
    Total ...............    $ 16,500,817     $ 22,234,000     $ 22,414,000
                             =============    =============    =============

15. Related Parties

     The Company has a line of credit with Tudor Trust, the largest stockholder of the Company. Mr. Jeffrey Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as chairman of the Board of Directors of the Company. As a result of the outstanding line of credit balance, the Company paid Tudor Trust $277,000, $409,000 and $406,000 in fiscal 1996, 1997 and 1998, respectively and as a result of the 15% Promissory Note Exchange programs (described in Note 8 to the consolidated financial statements), the Company paid an additional $37,000 of interest to Tudor Trust in fiscal 1997.


16. Earnings Per Share

     The Company has adopted SFAS No. 128, "Earnings per Share" in the fiscal year ended March 31, 1998 and all historical net income per share data presented has been restated to conform to the provisions of this statement. SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. The following table reconciles the numerator and the denominators of the basic and diluted earnings per share (EPS) computations as shown on the Consolidated Statement of Income included in this report on Form 10-K.

                                                            Fiscal            Fiscal            Fiscal
                                                            1998              1997               1996
                                                        ___________       ___________       ___________
   Basic and diluted EPS Computation:
   Loss before extraordinary item  ..................     (7,913,210)       (1,358,731)        (5.706,990)
   Less; Series B Preferred Stock Dividends .........         94,120            93,795             85,916
                                                         ___________       ___________        ___________
   Loss allocable to common stockholders before
   extraordinary item  ..............................     (8,007,330)       (1.452,526)        (5,792,906)
   Extraordinary item  ..............................              -           100,000                  -
   Loss allocable to common stockholders ............     (8,007,330)       (1,352,526)        (5,792,906)
                                                         ===========       ===========        ===========
   Weighted average common shares outstanding  ......     14,269,404        12,096,914          8,725,829
                                                         ===========       ===========        ===========
   Basic and diluted EPS:
   Loss allocable to common stockholders before
   extraordinary item  ..............................          (0.56)            (0.12)             (0.66)
   Extraordinary item  ..............................              -              0.01                  -
                                                         ___________       ___________        ___________
   Net loss per share  ..............................          (0.56)            (0.11)             (0.66)
                                                         ===========       ===========        ===========

                                XYVISION, INC.

     At March 31, 1998, the following antidilutive common stock equivalents were not included in the diluted EPS calculation as a result of the net loss for the period: (i) options to purchase 1,763,898 shares of common stock, (ii) common stock warrants to purchase 22,162,500 shares of common stock, (iii) 470,598 shares of Series B Preferred Stock and (iv) 497,388 common equivalents as a result of certain debt to equity transactions.

     At March 31, 1997, the following antidilutive common stock equivalents were not included in the diluted EPS calculation as a result of the net loss for the period (i) options to purchase 2,162,805 shares of common stock, (ii) common stock warrants to purchase 12,162,500 shares of common stock (iii) 470,598 shares of Series B Preferred Stock, and (iv) 480,430 common equivalents as a result of certain debt to equity transactions.

     At March 31, 1996, the following antidilutive common stock equivalents were not included in the diluted EPS calculation as a result of the net loss for the period (i) options to purchase 1,230,355 shares of common stock, (ii) common stock warrants to purchase 2,925,000 shares of common stock (iii) 445,886 shares of Series B Preferred Stock and (iv) 3,087,297 common equivalents as a result of certain debt to equity transactions.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                XYVISION, INC.

                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant

     Information required by this item (i) will be included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), which information is incorporated herein by reference, and (ii) is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant," which information is incorporated herein by reference.


ITEM 11. Executive Compensation

     Information required by this item will be included under the headings "Director Compensation," "Executive Compensation," and "Agreements with Senior Executives" in the 1998 Proxy Statement, which information is incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement, which information is incorporated herein by reference.


ITEM 13. Certain Relationships and Related Transactions

     Information required by this item will be included under the heading "Certain Transactions" in the 1998 Proxy Statement, which information is incorporated herein by reference.

                                XYVISION, INC.

                                    PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   a. (1) Financial Statements

   The following financial statements of Xyvision are included in Part II,
   Item 8.
                                                                     PAGE(S) IN
                                                                      FORM 10-K
   Report of Independent Accountants   ....................................15
   Consolidated Balance Sheets-March 31, 1998 and 1997   ..................16

   Consolidated Statements of Operations
    for the years ended March 31, 1998, 1997 and 1996    ..................17

   Consolidated Statements of Cash Flows
    for the years ended March 31, 1998, 1997 and 1996 .....................18

   Consolidated Statements of Changes in Stockholders' Deficit
    for the years ended March 31, 1998, 1997 and 1996    ..................19

   Notes to Consolidated Financial Statements   ........................20-32

   a. (2) Financial Statement Schedules

   Financial statement schedules have been omitted because they are either not required, not applicable or because the required information has been included elsewhere in the financial statements or notes thereto.

     a. (3) Exhibits

   The Exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

   b. Reports on Forms 8-K

     No reports on Form 8-K were filed in the last quarter of the Company's fiscal year ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               XYVISION, INC.
Date:
June 26, 1998
                               /s/ Kevin J. Duffy
                              ------------------------------------------------
                               Kevin J. Duffy
                               President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.



Signature                          Title                                     Date
/s/ Jeffrey L. Neuman              Chairman of the Board of Directors
------------------------------
Jeffrey L. Neuman
/s/ Kevin J. Duffy                 President,                               June 26, 1998
------------------------------
                                   Chief Operating Officer and Director
Kevin J. Duffy                     (Principal Executive Officer)


                                   Vice President,
/s/ Eugene P. Seneta               Chief Financial Officer,
------------------------------     Treasurer and Secretary
Eugene P. Seneta                   (Principal Financial
                                   Accounting Officer)

/s/ Leland S. Kollmorgen           Director
------------------------------
Leland S. Kollmorgen

/s/ James L. McKenney              Director
------------------------------
James L. McKenney

/s/ James S. Saltzman              Director
------------------------------
James S. Saltzman

                                XYVISION, INC.

                       COMMISSION FILE NUMBER 000-14747
                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                               INDEX TO EXHIBITS


Exhibit
Number                                                   Description
--------------------------------------------------------------------------------
            *3.1 - Restated Certificate of Incorporation of the Company
          +++3.2 - Certificate of Amendment No. 6 to Certificate of Incorporation of the Company
           A 3.3 - Certificate of Amendment to Certificate of Incorporation
           A 3.4 - Certificate of Designation to Certificate of Incorporation of the Company designating Se-
                 ries B Preferred Stock
       ******3.5 - Amended and Restated By-laws of the Company as amended
           B 3.6 - Certificate of Amendment of Amended & Restated Certificate of Incorporation
          ***4.1 - Indenture dated as of May 5, 1987 between the Company and Bankers Trust Company, as
                 Trustee, regarding the Company's $25,000,000 principal amount of 6% Convertible Sub-
                 ordinated Debentures Due 2002
         ****4.2 - Rights Agreement, dated as of October 19, 1988, between Xyvision, Inc. and the Con-
                 necticut Bank and Trust Company, N.A.
           ++4.3 - Amendment No. 1, dated January 8, 1992, to Rights Agreement between Xyvision, Inc.
                 and Mellon Bank, N.A. (formerly Connecticut Bank and Trust Company, N.A.)
           A 4.4 - Amendment No. 2, dated September 16, 1992, to Rights Agreement between Xyvision,
                 Inc. and Mellon Bank, N.A. (formerly Connecticut Bank and Trust Company, N.A.)
           A 4.5 - Amendment No. 3, dated January 2, 1996, to Rights Agreement between Xyvision, Inc.
                 and Mellon Bank, N.A. (formerly Connecticut Bank and Trust Company, N.A.)
           **4.6 - Amendment, dated November 17, 1997, to Rights Agreement between Xyvision, Inc. and
                 Mellon Bank, N.A. (formerly Connecticut Bank and Trust, N.A.)
         0++10.1 - 1992 Stock Option Plan
         OC 10.2 - 1997 Stock Incentive Plan
          **10.3 - Sublease Agreement, dated as of September 18, 1997, by and between the Company and
                 TASC, Inc.
          X 10.4 - Secured Advance Facility Loan Agreement between the Company and Tudor Trust dated
                 July 2, 1992, as amended to date
          A 10.5 - Second Amendment dated February 29, 1996, to the Amended Secured Advance Facility
                 Loan Agreement between the Company and Tudor Trust
          A 10.6 - Third Amendment dated May 31, 1996, to the Amended Secured Advance Facility Loan
                 Agreement between the Company and Tudor Trust
          **10.7 - Fourth Amendment, dated November 22, 1996, to the Amended Secured Advance Facility
                 Loan Agreement between the Company and Tudor Trust
          **10.8 - Fifth Amendment, dated November 10, 1997, to the Amended Secured Advance Facility
                 Loan Agreement between the Company and Tudor Trust
    0****** 10.9 - Severence Program for Executive Committee Corporate Officers
   0****** 10.10 - Employee Severence Benefit Program
    0******10.11 - Employee Stock Ownership Plan and Trust
     0*****10.12 - 1992 Director Stock Option Plan
        XX 10.13 - Form of Exchange Agreement for 15% Promissory Notes
         B 10.14 - Form of Exchange Agreement for 4% Promissory Notes
         B 10.15 - Form of Exchange Agreement for 6% Convertible Subordinated Debentures due 2002
          + 21.1 - List of Subsidiaries
            23.1 - Consent of Independent Accountants
              27 - Financial Data Schedule
--------------------------------------------------------------------------------


         * Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.
        ** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
       *** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1987.
      **** Incorporated by reference to the Company's Current Report on Form 8-K dated October 19, 1988.
     ***** Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-54018).
    ****** Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.
         A Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
         B Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
         C Incorporated by reference to Annex A to the Company's Preliminary Schedule 14A filed August 4, 1997.

                                XYVISION, INC.

                       COMMISSION FILE NUMBER 000-14747
                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                          INDEX TO EXHIBITS (CONT'D)


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


