Form 10-Q
period 1998-06-30
XYVISION INC
filed 1998-08-14
CIK 721080

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

                  For the quarterly period ended June 30, 1998
                                      OR
  |q? TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
         For the transition period from ------------  to ------------


                        COMMISSION FILE NUMBER 000-14747


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




                 [x]      Yes ----------  No ----------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
August 14, 1998.



       Common Stock, $.03 par value                           14,271,415
(Title of each class)                                (number of shares)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   Form 10-Q

                               Table of Contents




                                                                            Page

Part I. Financial Information


     Consolidated Balance Sheets
      at June 30, 1998 and March 31, 1998.................................. 2


     Consolidated Statements of Operations
      for the three months ended June 30, 1998 and 1997.................... 3


     Consolidated Statements of Cash Flows
      for the three months ended June 30, 1998 and 1997.................... 4


     Notes to Consolidated Financial Statements............................ 5


     Management's Discussion and Analysis of Financial
      Condition and Results of Operations................................. 10


     Quantitative and Qualitative Disclosures About Market Risk........... 11



Part II. Other Information.................................................12


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

                                XYVISION, INC.

                          CONSOLIDATED BALANCE SHEETS
                      at June 30, 1998 and March 31, 1998

                                                                                   (Unaudited)
                                                                                     June 30,        March 31,
                                                                                       1998             1998
                                                                                   ----------        -------
                                                                                            (In thousands)
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................   $      229        $   356
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $717 at June 30, 1998 and
     $733 at March 31, 1998 ....................................................        2,820          3,630
  Inventories ..................................................................          350            337
  Other current assets .........................................................          544            652
                                                                                   ----------        -------
      Total current assets .....................................................        3,943          4,975
  Property and equipment, net ..................................................          765            851
  Other assets, net, principally software development costs ....................        1,105          1,090
                                                                                   ----------        -------
        Total assets ...........................................................   $    5,813        $ 6,916
                                                                                   ==========        =======
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note payable to a stockholder, less unamortized discount of $946 at June 30,
   1998 and $1,032 at March 31, 1998                                               $   10,554        $ 9,168
  Current portion of long-term debt ............................................        2,206          2,206
  Accounts payable and accrued expenses ........................................        1,713          2,277
  Other current liabilities ....................................................        2,174          2,112
                                                                                   ----------        -------
      Total current liabilities ................................................       16,647         15,763
                                                                                   ----------        -------
        Total liabilities ......................................................       16,647         15,763
                                                                                   ----------        -------
Commitments and contingencies ..................................................            -              -
Stockholders' deficit:
  Capital stock:
   Series preferred stock, $1.00 par value; 2,700,000 shares authorized;
     no shares issued ..........................................................            -              -
   Series B preferred stock, $1.00 par value; 300,000 shares authorized;
     235,299 issued at June 30, 1998 and March 31, 1998 (aggregate liquidation
     preference of $3,175 and $3,151, respectively) ............................          235            235
   Common stock, $.03 par value; 50,000,000 shares authorized; 14,748,080
     issued at June 30, 1998 and March 31, 1998 ................................          442            442
  Additional paid-in capital ...................................................       50,602         50,602
  Accumulated deficit ..........................................................      (60,945)       (58,958)
                                                                                   ----------        -------
                                                                                       (9,666)        (7,679)
  Less:
   Treasury stock, at cost; 476,665 shares at June 30, 1998 and
     March 31, 1998 ............................................................        1,168          1,168
                                                                                   ----------        -------
   Total stockholders' deficit .................................................      (10,834)        (8,847)
                                                                                   ----------        -------
        Total liabilities and stockholders' deficit ............................   $    5,813        $ 6,916
                                                                                   ==========        =======

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
               For the three months ended June 30, 1998 and 1997
                     (In thousands, except per share data)

                                                        Three Months Ended
                                                    ---------------------------
                                                    June 30,       June 30,
                                                       1998          1997
                                                    -------        ------
                                                            (Unaudited)
           Revenues:
  Systems .......................................   $   984        $2,542
  Service .......................................     1,687         2,462
                                                    -------        ------
  Total revenues ................................     2,671         5,004
                                                    -------        ------
           Cost of sales:
  Systems .......................................       219           991
  Service .......................................     1,277         1,725
                                                    -------        ------
  Total cost of sales ...........................     1,496         2,716
                                                    -------        ------
           Gross margin .........................     1,175         2,288
                                                    -------        ------
           Expenses:
  Research and development ......................       941           750
  Marketing, general and administrative .........     1,922         2,167
                                                    -------        ------
  Total operating expenses ......................     2,863         2,917
                                                    -------        ------
           Loss from operations .................    (1,688)         (629)
                                                    -------        ------
           Other expense, net:
  Interest income ...............................         4             1
  Interest expense - third party ................       (31)          (34)
  Interest expense - stockholder ................      (248)         (189)
                                                    -------        ------
           Total other expense, net .............      (275)         (222)
                                                    -------        ------
           Loss before income taxes .............    (1,963)         (851)
           Provision for income taxes ...........         -             -
                                                    -------        ------
           Net loss .............................    (1,963)         (851)
           Series B Preferred Stock dividends ...        24            24
                                                    -------        ------
           Net loss allocable to common stockholders$(1,987)       $ (875)
                                                    =======        ======
           Basic and diluted earnings per share:
           Loss allocable to common stockholders      (0.14)         (.06)
                                                    -------        ------
           Net loss per share ...................     (0.14)         (.06)
                                                    =======        ======
  Weighted average common and common
  equivalent shares outstanding .................    14,271        14,263
                                                    =======        ======

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended June 30, 1998 and 1997
                                 (In thousands)



                                                                                      Three Months Ended
                                                                                 ----------------------------
                                                                                 June 30,      June 30,
                                                                                   1998          1997
                                                                                 -------       -----
                                                                                         (Unaudited)
  Operations:
  Net loss ..................................................................... $(1,963)      $(851)
  Adjustments to reconcile net income to net cash used for operating activities:
  Depreciation and amortization ................................................     330         575
  Provisions for losses on accounts receivable .................................     153          75
  Operating assets and liabilities:
   Accounts receivable .........................................................     657        (276)
   Inventories .................................................................     (13)        (66)
   Accounts payable and accrued expenses .......................................    (564)       (235)
   Other current liabilities ...................................................      62          81
   Other assets ................................................................     110          35
                                                                                 -------       -----
  Net cash used for operations .................................................  (1,228)       (662)
  Investments:
  Additions to property and equipment ..........................................     (33)        (80)
  Capitalized software .........................................................    (143)       (427)
                                                                                 -------       -----
  Net cash used for investments ................................................    (176)       (507)
  Financing:
  Proceeds from line of credit from a stockholder ..............................   1,300       1,300
  Repayment of line of credit to a stockholder .................................       -        (200)
  Dividends on preferred stock .................................................     (24)        (24)
                                                                                 -------       -----
  Net cash provided from financing .............................................   1,276       1,076
  Net decrease in cash and cash equivalents ....................................    (128)        (93)
  Cash and cash equivalents at the beginning of the period .....................     357         261
                                                                                 -------       -----
  Cash and cash equivalents at the end of the period ........................... $   229       $ 168
                                                                                 =======       =====
  Supplemental Information:
   Conversion of 6% debentures to equity .......................................       -          20
   Conversion of accrued interest on 6% debentures to equity ...................       -          72

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 1. In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1998 and the results of its consolidated operations and consolidated cash flows for the interim periods ended June 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

    The results of consolidated operations for the interim period ended June 30, 1998 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.


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

    The Company has received an appraisal from an independent third-party of the value of the common stock purchase warrants as of the date of warrant issuance of $.11 per warrant. The value of the warrants is being amortized on a straight-line basis over the remaining term of the credit line and charged to interest expense.

    On July 1, 1998, the Company and Tudor Trust entered into an additional amendment to the line of credit that, among other things, (i) increases the maximum loan amount thereunder from $8,300,000 to $13,500,000, (ii) provides that

    Tudor Trust shall have the sole discretion to decide whether or not to make advances of funds thereunder, (iii) provides Tudor Trust with the option of receiving the interest payable thereunder in cash or in shares of Common Stock based on the fair market value of the Common Stock, (iv) provides for the issuance by the Company to Tudor Trust of a common stock purchase warrant covering 3,000,000 shares of Common Stock of the Company at a purchase price equal to the fair market value of the Common Stock on the date of issuance, and (v) increases the interest rate on the line of credit from 6% to 8%. As of June 30, 1998, the Company had an outstanding credit line balance of $11,500,000. As of August 14, 1998, the Company had an outstanding credit line balance of $12,150,000.


 5. In May 1987, the Company issued $25,000,000 principal aggregate amount of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into common stock at a conversion price of $22.50 per share. Interest on the Debentures is payable annually (on May 5th) and the Debentures may be called by the Company under certain conditions. At the beginning of fiscal 1992, the Company had outstanding $22,410,000 of these Debentures. This was a significant amount of debt for the Company and represented an annual cash interest payment obligation of $1,344,600. During fiscal 1992, the Company began a program to restructure its financial position, specifically, the Debentures. There can be no assurance, however, that increased borrowings will be available under the Company's line of credit.

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

    During the course of its attempts to restructure the Debentures and negotiate transactions with Debentureholders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995, 1996, 1997 or 1998. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of August 14, 1998, no such acceleration had occurred or been threatened.

    Between September 30, 1996 and June 30, 1998, the Company completed transactions with investors holding an additional aggregate amount of $2,020,000 principal amount of the Debentures. Under the terms of the exchange agreements, holders of Debentures exchanged their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33. The Company has accounted for the exchanges as a contribution of capital by significant stockholders. As of June 30, 1998, a total of $1,355,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $315,000 principal amount, leaving the holders of $1,040,000 principal amount of Debentures unidentified.

    In order to relieve itself of the payment obligations on the 15% Promissory Notes, in fiscal 1995 the Company began a program to restructure the 15% Promissory Notes. As of June 30, 1998, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,709,000 and accrued interest of $2,353,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued (i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $10.00 of principal amount of 15% Promissory Note delivered and (iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. Each share of Series B Preferred Stock is convertible into two shares of common stock, subject to adjustment for certain events. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the shares of Series B Preferred Stock are convertible. The exchange transactions were completed assuming a fair value of $10.00 per share of Series B Preferred Stock. As of June 30, 1998, 15% Promissory Notes in an aggregate principal amount of $60,000 and accrued interest of $56,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes, but there can be no assurance that it will do so.

    The Company intends to continue to convert its debt to equity, specifically the 4% Promissory Notes. As of June 30, 1998, the Company has completed transactions with holders of an aggregate of $4,974,000 principal amount of the outstanding 4% Promissory Notes. Under the terms of the exchange agreements, the holders of the 4% Promissory Notes exchanged their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest was paid in cash as the time of such exchange). The Company has accounted for the conversions as a contribution of capital by significant stockholders. As of June 30, 1998, 4% Promissory Notes in an aggregate principal amount of $512,000 were overdue. The Company may seek to restructure the remaining 4% Promissory Notes, but there can be no assurance that it will do so.

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

    The Company anticipates that its cash requirements for the remainder of fiscal 1999 will be satisfied mainly from its credit line, as amended, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes and the availability of increased borrowings under the credit line or otherwise from Tudor Trust. There can be no assurance that the forbearance by the debtholders will continue or that Tudor Trust will continue to advance any required funds under or above the credit line. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


 6. The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets. There has been no change to the valuation allowance during the three months ended June 30, 1998.

 7.

                                                                   Three Months Ended
                                                               ---------------------------
                                                               June 30,     June 30,
                                                                 1998         1997
                                                               ------       ------
                                                                       (Unaudited)
        Basic and diluted EPS Computation:
        Loss ...............................................   (1,963)        (851)
        Series B Preferred Stock Dividends .................       24           24
                                                               ------       ------
        Loss allocable to common stockholders ..............   (1,987)        (875)
                                                               ------       ------
        Weighted average common shares outstanding .........   14,271       14,263
                                                               ======       ======

        Basic and diluted EPS:
        Loss allocable to common stockholders ..............    (0.14)       (0.06)
                                                               ------       ------
        Net loss per share .................................    (0.14)       (0.06)
                                                               ======       ======


   During the first quarter of fiscal 1999, options to purchase 1,699,000 shares of common stock at prices ranging from $.28 to $5.00 with expiration dates ranging up to December 22, 2007 were outstanding but were not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the common stock. These options were still outstanding at the end of the first quarter of fiscal 1999. Additionally, warrants to purchase 1,405,000 shares of common stock at prices ranging from $.33 to $.53 with expiration dates ranging up to December 31, 2000 were outstanding but were not included in the computation of diluted EPS because the warrant exercise prices were greater than the average market price of the common stock. These warrants were still outstanding at the end of the first quarter of fiscal 1999. Also, the following common stock equivalents were not included in the diluted EPS calculation as a result of the net loss for the period (i) options to purchase 5,000 shares of common stock, (ii) warrants to purchase 12,513,000 shares of common stock, (iii) 471,000 shares of Series B Preferred Stock, and (iv) 582,000 common equivalents as a result of certain debt to equity transactions.

   During the first quarter of fiscal 1998, options to purchase 1,361,655 shares of common stock at prices ranging from $.95 to $5.00 with expiration dates ranging up to October 25, 2006 were outstanding but were not included in the computation of diluted EPS because the option exercise prices were greater than the average market price of the common stock. These options were still outstanding at the end of the first quarter of fiscal 1998. Also, the following common stock equivalents were not included in the diluted EPS calculation as a result of their antidilutive effect (i) options to purchase 335,000 shares of common stock, (ii) warrants to purchase 3,309,762 shares of common stock, (iii) 471,000 shares of Series B Preferred Stock, and (iv) 557,000 common equivalents as a result of certain debt to equity transactions.

                                XYVISION, INC.

Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
               For the three months ended June 30, 1998 and 1997


Results of Operations


     Revenues for the first quarter of fiscal 1999 were $2,671,000, a decrease of $2,333,000, or 47%, from the first quarter of fiscal 1998. Systems revenues fell $1,558,000, or 61% from the same quarter of fiscal 1998. Systems revenues decreased in both the Publishing and Contex business segments in North America and Europe. Service revenues fell 31% to $1,687,000 from $2,462,000 in the first quarter of fiscal 1998. The decrease in service revenues was a result primarily of lower systems sales and, consequentially, a lower level of related customer service and maintenance requirements. The most significant decrease in service revenues occurred in the North American Publishing group.


     In the first quarter of the current fiscal year, gross margins decreased to 44% of revenues from 46% of revenues in the comparable quarter of fiscal 1998. System margins increased to 78% of system revenues in the current fiscal quarter from 61% of system revenues in the first quarter of the previous fiscal year. The increase in the percentage of system margins in the first quarter of fiscal 1999 is a result of a higher proportion of software revenues from which the Company realizes higher margins as compared to the same quarter of the previous fiscal year. Service margins in the first quarter of fiscal 1999 decreased to 24% of service revenues from 30% of service revenues in the first quarter of the previous fiscal year. The decrease in service margine is primarily attributable to the lower level of custom service revenues resulting from the lower level of system sales which was experienced during the first quarter of the current fiscal year.


     In the first quarter of fiscal 1999, research and development expenses, net of capitalized software development costs, were $941,000, an increase of $191,000, or 25%, from the first quarter of fiscal 1998. The increase is primarily due to a lower level of capitalization of development costs in the Contex division partially offset to some extent by reduced development headcount and payroll in the same business group. First quarter capitalized software costs were $143,000 and $427,000 in fiscal 1999 and 1998, respectively.


     Marketing, general and administrative expenses were $1,922,000 for the first quarter of fiscal 1999, a decrease of $245,000, or 11%, from the first quarter of fiscal 1998. These expenses were 72% and 43% of revenues in the first quarter of fiscal 1999 and 1998, respectively. The decrease in spending occurred as a result of lower headcount primarily in Contex sales and support worldwide and Publishing sales and marketing in North America. Corporate administrative expenses were lower due to savings associated with the relocation of corporate headquarters.


     Total other expense, net was $275,000 for the first quarter of fiscal 1999, an increase of $53,000, or 24% from the first quarter of 1998. The increase in interest expense for the first quarter of fiscal 1999 was primarily due to a higher average balance of the Company's credit line.


     The Company's deferred tax assets consist primarily of its net operating loss carryforwards. The Company has a valuation allowance to fully offset future tax benefits of these deferred assets. There has been no change in the valuation allowance for the first quarter of fiscal 1999.


     The Company accrued dividends of $24,000 on the Series B Preferred Stock in each of the first quarters of fiscal 1999 and 1998. The dividends were a result of the 15% Promissory Note exchange program as described below and in
Note 5 to the consolidated financial statements.


     The Company recorded a net loss allocable to common stockholders of $1,987,000 for the first quarter of fiscal 1999, compared to a net loss allocable to common stockholders of $875,000 for the first quarter of fiscal 1998.


     The Company believes that inflation has not had a material effect on its results of operations to date.

Liquidity and Capital Resources
     At June 30, 1998, the Company had cash of $229,000, a decrease of $128,000 from March 31, 1998. During the first quarter of fiscal 1999, the Company's operating and investment activities used $1,404,000 of cash primarily for operations.

     As of June 30, 1998, the Company had a $8,300,000 amended line of credit with Tudor Trust, the largest stockholder of the Company. Mr. Jeffrey L. Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. As of June 30, 1998, the Company had an outstanding line of credit balance of $11,500,000. As of August 13, 1998, the Company had an outstanding credit line balance of $12,150,000. In July, 1998, the Company and Tudor Trust completed an amendment to the line of credit that increased the maximum loan amount thereunder to $13,500,000. See Note 4 to the consolidated financial statements for a further description of the Company's line of credit, as amended.

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

     The Company anticipates that its cash requirements for fiscal 1999 will be satisfied mainly from its credit line, as amended, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes and the availability of increased borrowings under the credit line or otherwise from Tudor Trust. There can be no assurance that the forbearance by the debtholders will continue or that Tudor Trust will continue to advance any required funds under or above the credit line. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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



Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                          PART II: OTHER INFORMATION
Item 5. Other Events:

      Stockholder Proposals for 1999 Annual Meeting

      As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at its offices, 30 New Crossing Road, Reading, Massachusetts 01867-3254 no later than April 9, 1999.

      In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Stockholders must be received by the Company on or before June 23, 1999 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and proxy card will be granted discretionary authority with respect to any stockholder proposal with respect to which the Company does not receive timely notice.


Item 6. Exhibits and Reports on Form 8-K:

   (a)      Exhibit Number   Description
            ---------------- ------------------------
                  27         Financial Data Schedule
  (b) the Company filed no reports on Form 8-K during
the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 XYVISION, INC.
                                                 ------------------------------

                                  (Registrant)







August 14, 1998
                                                 /s/ Eugene P. Seneta
                                                 ------------------------------

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