Form 10-Q
period 1998-09-30
XYVISION INC
filed 1998-11-17
CIK 721080

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

               For the quarterly period ended September 30, 1998
                                      OR
  |q? TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
         For the transition period from ------------  to ------------


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




                 [x]      Yes ----------  No ----------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
November 13, 1998.



       Common Stock, $.03 par value                           14,271,415
(Title of each class)                                (number of shares)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   Form 10-Q

                               Table of Contents




                                                                            Page

Part I. Financial Information


     Consolidated Balance Sheets
      at September 30, 1998 and March 31, 1998............................. 2


     Consolidated Statements of Operations
      for the three and six months ended September 30, 1998 and 1997....... 3


     Consolidated Statements of Cash Flows
      for the six months ended September 30, 1998 and 1997................. 4


     Notes to Consolidated Financial Statements............................ 5


     Management's Discussion and Analysis of Financial
      Condition and Results of Operations................................. 10


     Quantitative and Qualitative Disclosures About Market Risk........... 13



Part II. Other Information.................................................14


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

                                XYVISION, INC.

                          CONSOLIDATED BALANCE SHEETS
                    at September 30, 1998 and March 31, 1998

                                                                                (Unaudited)
                                                                                September 30,     March 31,
                                                                                     1998            1998
                                                                                ----------        -------
                                                                                         (In thousands)
                                    ASSETS
Current assets:
  Cash and cash equivalents .................................................   $      248        $   357
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $683 at September 30, 1998
     and $733 at March 31, 1998 .............................................        1,847          3,630
  Inventories ...............................................................           67            337
  Other current assets ......................................................          496            651
                                                                                ----------        -------
      Total current assets ..................................................        2,658          4,975
  Property and equipment, net ...............................................          640            851
  Other assets, net, principally software development costs .................          682          1,090
                                                                                ----------        -------
        Total assets ........................................................   $    3,980        $ 6,916
                                                                                ==========        =======
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note payable to a stockholder, less unamortized discount of $1,130 at
   September 30, 1998 and $1,032 at March 31, 1998...........................   $   11,670        $ 9,168
  Current portion of long-term debt .........................................        2,206          2,206
  Accounts payable and accrued expenses .....................................        2,218          2,277
  Other current liabilities .................................................        2,122          2,112
                                                                                ----------        -------
      Total current liabilities .............................................       18,216         15,763
                                                                                ----------        -------
        Total liabilities ...................................................       18,216         15,763
                                                                                ----------        -------
Commitments and contingencies ...............................................            -              -
Stockholders' deficit:
  Capital stock:
   Series preferred stock, $1.00 par value; 2,700,000 shares authorized;
     no shares issued .......................................................            -              -
   Series B preferred stock, $1.00 par value; 300,000 shares authorized;
     235,299 issued at September 30, 1998 and March 31, 1998 (aggregate
     liquidation preference of $3,175 and $3,151, respectively) .............          235            235
   Common stock, $.03 par value; 25,000,000 shares authorized; 2,949,549
     issued at September 30, 1998 and March 31, 1998 ........................           88             88
  Additional paid-in capital ................................................       51,256         50,956
  Accumulated deficit .......................................................      (64,647)       (58,958)
                                                                                ----------        -------
                                                                                   (13,068)        (7,679)
  Less:
   Treasury stock, at cost; 95,333 shares at September 30, 1998 and
     March 31, 1998 .........................................................        1,168          1,168
                                                                                ----------        -------
   Total stockholders' deficit ..............................................      (14,236)        (8,847)
                                                                                ----------        -------
        Total liabilities and stockholders' deficit .........................   $    3,980        $ 6,916
                                                                                ==========        =======

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three and six months ended September 30, 1998 and 1997
                     (In thousands, except per share data)

                                                        Three MonthsEnded                         Six Months Ended
                                                       --------------------------------  ----------------------------------
                                                       September 30,    September 30,    September 30,    September 30,
                                                          1998             1997            1998             1997
                                                       -------          -------          ------           ------
                                                       (Unaudited)                                  (Unaudited)
  Revenues:
   Systems ..........................................  $   781          $ 2,052          $1,772           $4,594
   Service ..........................................    1,607            2,066           3,287            4,528
                                                       -------          -------          ------           ------
      Total revenues ................................    2,388            4,118           5,059            9,122
                                                       -------          -------          ------           ------
  Cost of sales:
   Systems ..........................................      704              898             923            1,889
   Service ..........................................    1,326            1,738           2,603            3,463
                                                       -------          -------          ------           ------
      Total cost of sales ...........................    2,030            2,636           3,526            5,352
                                                       -------          -------          ------           ------
  Gross margin ......................................      358            1,482           1,533            3,770
                                                       -------          -------          ------           ------
  Expenses:
   Research and development .........................    1,163              818           2,104            1,568
   Marketing, general and administrative ............    2,487            2,324           4,409            4,491
                                                       -------          -------          ------           ------
      Total operating expenses ......................    3,650            3,142           6,513            6,059
                                                       -------          -------          ------           ------
  Loss from operations ..............................   (3,292)          (1,660)         (4,980)          (2,289)
                                                       -------          -------          ------           ------
  Other expense, net:
   Interest income ..................................        2                1               2                2
   Interest expense - third party ...................      (34)             (31)            (62)             (65)
   Interest expense - stockholder ...................     (366)            (211)           (614)            (400)
                                                       -------          -------          ------           ------
  Total other expense, net ..........................     (398)            (241)           (674)            (463)
                                                       -------          -------          ------           ------
  Loss before income taxes ..........................   (3,690)          (1,901)         (5,654)          (2,752)
  Provision for income taxes ........................        -                -               -                -
                                                       -------          -------          ------           ------
  Net loss ..........................................   (3,690)          (1,901)         (5,654)          (2,752)
  Series B Preferred Stock dividends ................       24               24              48               48
                                                       -------          -------          ------           ------
  Net loss allocable to common stockholders .........  $(3,714)         $(1,925)         (5,702)          (2,800)
                                                       =======          =======          ======           ======
  Basic and diluted earnings per share:
  Loss allocable to common stockholders .............    (1.30)           (0.67)          (2.00)           (0.98)
                                                       -------          -------          ------           ------
  Net loss per share ................................    (1.30)           (0.67)          (2.00)           (0.98)
                                                       =======          =======          ======           ======
   Weighted average common and common
     equivalent shares outstanding ..................    2,854            2,854           2,854            2,853
                                                       =======          =======          ======           ======

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the six months ended September 30, 1998 and 1997
                                 (In thousands)



                                                                                       Six Months Ended
                                                                             ------------------------------------
                                                                             September 30,    September 30,
                                                                                  1998             1997
                                                                             -------          -------
                                                                                         (Unaudited)
Operations:
Net loss ................................................................... $(5,654)         $(2,752)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization ..............................................   1,132            1,161
Provisions for losses on accounts receivable ...............................     379              200
Loss on sale of assets .....................................................     397                -
Operating assets and liabilities:
  Accounts receivable ......................................................   1,241              378
  Inventories ..............................................................       8               36
  Accounts payable and accrued expenses ....................................     (59)             (91)
  Other current liabilities ................................................      11             (141)
  Other assets .............................................................     179              (61)
                                                                             -------          -------
Net cash used for operations ...............................................  (2,336)          (1,270)
Investments:
Additions to property and equipment ........................................    (119)            (239)
Capitalized software .......................................................    (176)            (908)
                                                                             -------          -------
Net cash used for investments ..............................................    (295)          (1,147)
Financing:
Proceeds from line of credit from a stockholder ............................   2,600            2,600
Repayment of line of credit to a stockholder ...............................       -             (200)
Dividends on preferred stock ...............................................     (48)             (48)
                                                                             -------          -------
Net cash provided from financing ...........................................   2,552            2,352
Net decrease in cash and cash equivalents ..................................    (109)             (65)
Cash and cash equivalents at the beginning of the period ...................     357              261
                                                                             -------          -------
Cash and cash equivalents at the end of the period ......................... $   248          $   196
                                                                             =======          =======
Supplemental Information:
 Conversion of 6% debentures to equity .....................................       -               20
 Conversion of accrued interest on 6% debentures to equity .................       -                7

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 1. In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1998 and the results of its consolidated operations and consolidated cash flows for the interim periods ended September 30, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

    The results of consolidated operations for the interim period ended Setpember 30, 1998 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.



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


 4. On June 30, 1992, the Company obtained a $2,000,000 line of credit with Tudor Trust ("Tudor Trust"), the largest stockholder of the Company. Mr. Jeffrey Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. The line, which is payable on demand, is collateralized by substantially all of the assets of the Company and has been used for working capital and general business purposes. Interest on the line of credit is payable monthly. The Company issued 80,000 shares of common stock and a common stock purchase warrant for 20,000 shares of common stock at an exercise price of $.50 per share to Tudor Trust for no additional consideration upon signing of the line of credit. In addition, as required by the line of credit, from September 30, 1992 through June 30, 1993, the Company granted Tudor Trust four additional common stock purchase warrants, each covering 20,000 shares of common stock. On September 28, 1993, the Company and Tudor Trust amended the line of credit. Under the terms of this amendment: (i) the amount available under the line of credit was increased from $2,000,000 to $2,500,000; (ii) the annual interest rate was reduced from 13% to 10%; and (iii) the term of the line of credit was extended from June 30, 1994 to June 30, 1995. In consideration of such changes, the Company: (i) reduced the exercise price of 40,000 and 20,000 common stock purchase warrants exercisable by Tudor Trust from $2.50 and $1.25 per share, respectively, to $.45 per share (the fair market value of the common stock on September 28, 1993); (ii) issued 40,000 shares of common stock and a warrant to purchase 60,000 shares of common stock at an exercise price of $.45 per share to Tudor Trust for no additional consideration; and (iii) agreed to grant Tudor Trust up to eight additional warrants, each covering 25,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of issue or $5.00 per share.

    On December 3, 1993, the Company and Tudor Trust entered into an additional amendment to the line of credit. Under the terms of this amendment, the amount available under the line of credit was increased to $3,000,000. In consideration of this change, the Company: (i) issued 20,000 shares of common stock and a warrant to purchase 100,000 shares of common stock at fair market value of the common stock on December 3, 1993 and (ii) agreed to grant Tudor Trust up to seven additional common stock purchase warrants between December 31,

    1993 and June 30, 1995, each covering 40,000 shares of common stock at an exercise price at the lesser of the fair market value of the common stock on the date of grant or $5.00 per share (these warrants are in lieu of the last seven of the warrants referred to in clause (iii) of the preceding paragraph).

    On February 29, 1996, the Company and Tudor Trust entered into an additional amendment to the line of credit. Under the terms of this amendment, the amount available under the line of credit was increased to $4,000,000 and the term of the line of credit was extended to December 31, 1997. In consideration of these changes, the Company granted Tudor Trust a common stock purchase warrant for 40,000 shares of common stock at an exercise price of $.50 per share (the fair market value of the common stock on the date of issuance of such warrant) and agreed to continue to grant Tudor Trust, for each fiscal quarter for which amounts are outstanding under the credit line, a common stock purchase warrant for 40,000 shares of common stock provided that the number of shares subject to the warrant shall be 65,000 (rather than 40,000 shares in the event that the maximum amount of outstanding credit line advances on one or more dates during the quarter ending on the issue date of such warrant exceeds $3,000,000. The exercise price of the first five warrants (beginning with the warrant for the quarter ended September 30, 1995) will be at the lesser of the fair market value of the common stock on the date of the grant or $5.00 per share while the exercise price of the final five warrants will be the fair market value of the common stock on the date of the grant.

    The Company entered into an additional amendment to its line of credit agreement with Tudor Trust, effective as of May 31, 1996, pursuant to which (a) Tudor Trust agreed to (i) increase the maximum loan amount to $5,000,000, (ii) reduce the interest rate on the line of credit from 10% to 8% per annum, (iii) eliminate any borrowing covenants or conditions that would prevent the Company from accessing the full $5,000,000 of available credit, and (iv) eliminate the requirement for the issuance of additional warrants to Tudor Trust under the line of credit (which were issuable on a quarterly basis), and (b) in consideration therefor, the Company issued to Tudor Trust warrants for 2,000,000 shares of common stock of the Company at an exercise price of $.50 per share (representing the parties' understanding as to the fair market value of the common stock of the Company as of the date of warrant issuance). On July 11, 1997, the Company received an independent third-party calculation of the fair market value of the common stock of the Company as of the date of warrant issuance of $.90 per share. On July 15, 1997, the Company and Tudor Trust agreed to amend the warrants to increase the exercise price to $.90 per share. In connection with this line of credit amendment, Tudor Trust exercised previously granted warrants for the purchase of 418,500 shares of common stock of the Company, for an aggregate purchase price of $200,000. On July 14, 1997, the Company received an independent third-party calculation of the value of the common stock purchase warrants as of the date of warrant issuance of $.30 per warrant. The value of the warrants is being amortized on a straight-line basis over the two year term of the credit line and charged to interest expense.

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

    On November 10, 1997, the Company and Tudor Trust entered into an additional amendment to the line of credit to increase the maximum loan amount thereunder from $6,000,000 to $8,300,000. Such amendment also (i) reduced the interest rate on the line of credit from 8% to 6%, (ii) eliminated the provision that Tudor Trust shall have the sole discretion to decide whether or not to make any advances of funds thereunder in excess of $5,000,000, (iii) provided for Tudor Trust to cause the issuance of a letter of credit from a bank in the amount of $444,600 to the Company's new landlord, and (iv) extended the term of the line of credit from December 31, 1997 to March 31, 2001. In consideration for such amendment to the line of credit, the Company issued to Tudor Trust a warrant for the purchase of 2,000,000 shares of Common Stock of the Company at an exercise price of $.80, the fair market value of the Common Stock on the date of warrant issuance. The Company has received an appraisal from an independent third-party of the value of the common stock purchase warrants as of the date of warrant issuance of $.55 per warrant. The value of the warrants is being amortized on a straight-line basis over the remaining term of the credit line and charged to interest expense.

    On July 1, 1998, the Company and Tudor Trust entered into an additional amendment to the line of credit that, among other things, (i) increased the maximum loan amount thereunder from $8,300,000 to $13,500,000, (ii) provided that Tudor Trust shall have the sole discretion to decide whether or not to make advances of funds thereunder, (iii) provided Tudor Trust with the option of receiving the interest payable thereunder in cash or in shares of Common Stock based on the fair market value of the Common Stock, (iv) provided for the issuance by the Company to Tudor Trust of a common stock purchase warrant covering 600,000 shares of Common Stock of the Company at an exercise price of $1.25 (representing the fair market value of the Common Stock on the date of issuance), and (v) increased the interest rate on the line of credit from 6% to 8%. As of September 30, 1998, the Company had an outstanding credit line balance of $12,800,000. As of November 13, 1998, the Company had an outstanding credit line balance of $13,400,000. The Company's current outstanding credit line balance is approximately equal to the maximum loan amount thereunder. The Company is currently in negotiations with Tudor Trust to facilitate increased borrowings. There can be no assurance, however, that such negotiations will be successful or that increased borrowings will be available under the Company's line of credit or otherwise from Tudor Trust.


 5. In May 1987, the Company issued $25,000,000 principal aggregate amount of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into common stock at a conversion price of $112.50 per share. Interest on the Debentures is payable annually (on May 5th) and the Debentures may be called by the Company under certain conditions. During fiscal 1992, the Company began a program to restructure its financial position, specifically, the Debentures.

    From March 10, 1992 to September 30, 1996, the Company consummated restructuring transactions with the holders of a total of $19,035,000 principal aggregate amount of Debentures. Substantially all of these transactions involved the exchange of outstanding Debentures for (i) an unsecured, unsubordinated promissory note of the Company in a principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, bearing interest (payable at maturity) at 15% per year (compounded annually) and maturing 30 months from issuance and (ii) 21,419 shares of common stock of the Company per $1,000,000 principal amount of Debentures. The Company issued 15% Promissory Notes in an aggregate principal amount of $5,815,000 in connection with such Debenture exchange transactions with aggregate interest of $2,452,000 payable at maturity.

    During the course of its attempts to restructure the Debentures and negotiate transactions with Debenture-holders, the Company did not make the interest payment due on the Debentures on May 5 of 1992, 1993, 1994, 1995, 1996, 1997 or 1998. As of November 16, 1998, the cumulative unpaid interest due on the Debentures totaled $602,065. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of not less than 25% of the outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of November 13, 1998, no such acceleration had occurred or been threatened.

    Between September 30, 1996 and September 30, 1998, the Company completed transactions with investors holding an additional aggregate amount of $2,020,000 aggregate principal amount of the Debentures. Under the terms of the exchange agreements, holders of Debentures exchanged their Debentures for such number of shares of common stock of the Company as is equal to the sum of the principal amount of the Debentures exchanged plus the accrued interest thereon, divided by $3.33. The Company has accounted for the exchanges as a contribution of capital by significant stockholders. As of September 30, 1998, a total of $1,355,000 principal amount of Debentures remained outstanding. Of such Debentures, the Company has identified the holders of $315,000 aggregate principal amount, leaving the holders of $1,040,000 aggregate principal amount of Debentures unidentified.

    In order to relieve itself of the payment obligations on the 15% Promissory Notes, in fiscal 1995 the Company began a program to restructure the 15% Promissory Notes. As of September 30, 1998, the Company closed exchange transactions with 15% Promissory Note holders of an aggregate principal amount of $5,709,000 and accrued interest of $2,353,000, in which, in exchange for the delivery of a 15% Promissory Note (including all rights to receive any interest accrued thereon) for cancellation, the Company issued (i) a new Promissory Note that will mature 30 months from the date of issuance and bears interest at 4% per annum, (ii) one share of common stock for each $50.00 of principal amount of 15% Promissory Note delivered and (iii) one share of Series B Preferred Stock for each $10.00 of interest due on the 15% Promissory Note delivered. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $62.50 per share, plus any dividends declared or accrued but unpaid. As of November 16, 1998, cumulative accrued but unpaid dividends on the Series B Preferred Stock totaled $257,268 or $1.09 per share. Each share of Series B Preferred Stock is convertible into two-fifths shares of common stock, subject to adjustment for certain events. Additionally, holders of outstanding shares of Series B Preferred Stock are entitled to voting rights equivalent to the rights attributable to the whole shares of common stock into which the shares of Series B Preferred Stock are convertible. As of November 16, 1998, 15% Promissory Notes in an aggregate principal amount of $60,000 with accrued interest of $56,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes, but there can be no assurance that it will do so.

    The Company intends to continue to convert its debt to equity, specifically the 4% Promissory Notes. As of Sepember 30, 1998, the Company has completed transactions with holders of an aggregate of $4,974,000 principal amount of the outstanding 4% Promissory Notes. Under the terms of the exchange agreements, the holders of the 4% Promissory Notes exchanged their 4% Promissory Notes for such number of shares of common stock of the Company as is equal to the principal amount of the 4% Promissory Notes exchanged divided by $2.00 (any accrued but unpaid interest was paid in cash as the time of such exchange). The Company has accounted for the conversions as a contribution of capital by significant stockholders. As of November 16, 1998, 4% Promissory Notes in an aggregate principal amount of $512,000 with accrued interest of $750.00. were overdue. The Company may seek to restructure the remaining 4% Promissory Notes, but there can be no assurance that it will do so.

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

    The Company anticipates that its cash requirements for the remainder of fiscal 1999 will be satisfied mainly from its credit line, as amended, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes and the availability of increased borrowings under the credit line or otherwise from Tudor Trust. The Company's current outstanding credit line balance is approximately equal to the maximum loan amount thereunder, and for the remainder of fiscal 1999, the Company expects to require cash in excess of the current terms of the credit line. The Company is currently in negotiations with Tudor Trust to facilitate the fulfillment of the Company's cash requirements for at least the remainder of fiscal 1999. There can be no assurance that the forbearance by the debtholders will continue or that Tudor Trust will continue to advance any required funds under or above the credit line or otherwise. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


 6. The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets. There has been no change to the valuation allowance during the six months ended September 30, 1998.

 7. Earnings Per Share

                                                         Three Months Ended                           Six Months Ended
                                                         --------------------------------   ------------------------------------
                                                         Sepember 30,     September 30,     Sepember 30,     September 30,
                                                           1998             1997              1998             1997
                                                         ------           ------            ------           ------
                                                         (Unaudited)                                    (Unaudited)
  Basic and diluted EPS Computation:
  Net loss ...........................................   (3,690)          (1,901)           (5,654)          (2,752)
  Series B Preferred Stock Dividends .................       24               24                48               48
                                                         ------           ------            ------           ------
  Net loss allocable to common stockholders ..........   (3,714)          (1,925)           (5,702)          (2,800)
                                                         ------           ------            ------           ------
  Weighted average common shares outstanding .........    2,854            2,854             2,854            2,853
                                                         ======           ======            ======           ======

  Basic and diluted EPS:
  Loss allocable to common stockholders ..............    (1.30)           (0.67)            (2.00)           (0.98)
                                                         ------           ------            ------           ------
  Net loss per share .................................    (1.30)           (0.67)            (2.00)           (0.98)
                                                         ======           ======            ======           ======


   On October 20, 1998, the Company amended its Certificate of Incorporation to effect a one-for-five reverse split of the Common Stock and to change the number of authorized shares of Common Stock from 50,000,000 to 25,000,000. All references to number of shares and per share information in the consolidated financial statements have been adjustd to reflect a reverse stock split on a retroactive basis.

   8. Sale of Assets: On September 18, 1998, the Company sold substantially all the assets of its Contex division, with the exception of approximately $300,000 of accounts receivable, for approximately $200,000 pursuant to the terms of an Asset Purchase Agreement dated September 18, 1998 between the Company and Barco, Inc. Included in the assets sold were inventory, equipment, certain accounts receivable, source code and object code for Contex PackageMaker, Contex Professional, Contex Rip'n'Strip, and Contex Object Library. In connection with the sale, the Company recorded direct transaction costs; costs to write-off other assets and other accruals for costs directly associated with the sale in the amount of approximately $464,000.

                                XYVISION, INC.

Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
         For the three and six months ended September 30, 1998 and 1997


Results of Operations

     Revenues for the second quarter of fiscal 1999 were $2,388,000, a decrease of $1,730,000, or 42%, from the second quarter of fiscal 1998. Systems revenues fell $1,271,000, or 62%, from the same quarter of fiscal 1998. Systems revenues decreased in both the Publishing and Contex business segments in North America and Europe. Service revenues decreased $459,000 or 22% from $2,066,000 in the second quarter of fiscal 1998. The decrease in service revenues was a result primarily of lower systems sales and, consequentially, a lower level of related customer service requirements.


     Revenues for the six months ended September 30, 1998 were $5,059,000, a decrease of $4,063,000 or 45% from the six months ended September 30, 1997. Systems revenues dropped $2,822,000, or 61%, from the comparable period ended September 30, 1997. Sysems revenues decreased in both the Publishing and Contex business segments in North America and Europe. Service revenues decreased by $1,241,000 or 27% from $4,528,000 in the first six months of fiscal 1998. The decrease in service revenue was primarily a result of lower system sales and consequentially a lower level of customer service and maintenance requirements.



     Gross margins in the second quarter of the current fiscal year decreased to 15% of revenues from 36% in the comparable quarter of fiscal 1998. Systems margins were 11% of system revenues in the current fiscal quarter as compared to 56% of system revenues in the second quarter of the previous fiscal year. The decrease in the percentage of system margins in the second quarter of fiscal 1999 was primarily a result of a change in estimate of realizability of previously capitalized software creating accelerated amortization expense of approximately $286,000. The service margins in the second quarter of fiscal 1999 of 17% were relatively consistent with service revenues of 16% in the second quarter of the previous fiscal year.


     Gross margins for the six months ended September 30, 1998 were 31% of revenues as compared to 41% of revenues for the six months ended September 30, 1997. Systems margins were 48%, a decrease from 59% for the comparable period in fiscal 1998. The decrease in the system margins was primarily a result of the change in estimate of realizability of previously capitalized software creating a charge of accelerated amortization in the second quarter. Service margins for the first six months of fiscal 1999 were 21% as compared to 24% for the first six months of fiscal 1998. The decrease in the service revenue margin percentage is primarily due to lower customer services as a result of lower system sales.


     Research and development expenses in the second quarter of fiscal 1999, net of capitalized software development costs, were $1,163,000, an increase of $345,000, or 42%, from the second quarter of fiscal 1998. The increase is primarily due to a lower level of capitalization of development costs in the Contex and Publishing division, partially offset by reduced development headcount and payroll in the Contex business group. Second quarter capitalized software costs were $87,000 in fiscal 1999 and $481,000 in fiscal 1998.


     Research and development, net of capitalized software development costs, for the six months ended September 30, 1998 were $2,104,000, an increase of 34% from the comparable period ended September 30, 1997. The increase is primarily due to a lower level of capitalization of development costs in the Contex and Publishing division as well as reduced employee costs in the Contex business group. Capitalized software costs were $176,000 and $908,000 for the first six months of fiscal 1999 and 1998, respectively.


     Marketing, general and administrative expenses were $2,487,000 for the second quarter of fiscal 1999, an increase of $163,000, or 7%, from the second quarter of fiscal 1998. Included in these costs are approximately $464,000 related to the sale of substantially all the assets of the Contex division and a $241,000 additional provision for bad debt expense. Corporate administrative expenses reflect savings associated with the relocation of corporate headquarters.


     Marketing, general and administrative expenses were $4,409,000 and $4,491,000 for the first six months of fiscal 1999 and 1998. The decrease of 2% is primarily a result of lower employee costs in the Contex sales and support groups worldwide and the Publishing sales and marketing group in North America offset by a charge of $464,000 related to the sale of substantially all the assets of the Contex division and $241,000 additional provision for bad debt in the second quarter.

     Total other expense, net was $398,000 for the second quarter of fiscal 1999, an increase of $157,000, or 65%, from the second quarter of 1998, primarily due to an increase in interest expense. The increase in interest expense for the second quarter of fiscal 1999 was primarily due to a rate increase on the note payable to Tudor Trust from 6% to 8% as well as higher average balance of the Company's credit line and the increase in warrant amortization expense related to additional warrants issued pursuant to the latest amendment to the Tudor Trust line of credit agreement. See Note 4 to Consolidated Financial Statements.

     Total other expense, net was $674,000 and $463,000 for the first six months of fiscal 1999 and 1998 respectively. The increase in interest expense was primarily due to a rate increase on the note payable to Tudor Trust from 6% to 8% effective July 1, 1998 as well as a higher balance on the credit line and the increase in warrant amortization expense related to additional warrants issued pursuant to the latest amendment to the Tudor Trust line of credit agreement. See Note 4 to Consolidated Financial Statements.

     The Company's deferred tax assets consist primarily of its net operating loss carryforwards. The Company has a valuation allowance to fully offset future tax benefits of these deferred assets. There has been no change in the valuation allowance for the second quarter of fiscal 1999 and first six months of fiscal 1999.

     The Company accrued dividends of $24,000 on the Series B Preferred Stock in each of the first and second quarters of fiscal 1999 and 1998.

     The Company recorded a net loss allocable to common stockholders of $3,714,000 for the second quarter of fiscal 1999 and $5,654,000 for the six months ending September 30, 1998, compared to a net loss allocable to common stockholders of $1,925,000 for the second quarter of fiscal 1998 and $2,752,000 for the six months ending September 30, 1997.

     On September 18, 1998, the Company sold substantially all the assets of its Contex division, with the exception of approximately $300,000 of accounts receivable, for approximately $200,000 pursuant to the terms of an Asset Purchase Agreement dated September 18, 1998 between the Company and Barco, Inc. Included in the assets sold were inventory, equipment, certain accounts receivable, source code and object code for Contex PackageMaker, Contex Professional, Contex Rip'n'Strip, and Contex Object Library. In connection with the sale, the Company recorded direct transaction costs; costs to write-off other assets and other accruals for costs directly associated with the sale in the amount of approximately $464,000.


Liquidity and Capital Resources

     At September 30, 1998, the Company had cash of $248,000, a decrease of $109,000 from March 31, 1998. During the second quarter of fiscal 1999, the Company's operating and investment activities used $2,661,000 of cash, primarily for operations.

     The Company has a $13,500,000 amended line of credit with Tudor Trust, the largest stockholder of the Company. Mr. Jeffrey L. Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. This credit line, which is payable on demand, is secured by substantially all of the assets of the Company and has been used for working capital and general business purposes. As of September 30, 1998, the Company had an outstanding line of credit balance of $12,800,000. As of November 13, 1998, the Company had an outstanding credit line balance of $13,400,000. The Company's current outstanding credit line balane is approximately equal to the maximum loan amount thereunder. The Company is currently in negotiations with Tudor Trust to facilitate increased borrowings. There can be no assurance, however, that such negotiations will be successful or that increased borrowings will be available under the Company's line of credit or otherwise from Tudor Trust. See Note 4 to the Consolidated Financial Statements for a further description of the Company's line of credit, as amended.

     See Note 5 to the Consolidated Financial Statements for a description of the Company's efforts to restructure its outstanding Debentures, 15% Promissory Notes and 4% Promissory Notes. Despite the progress that has been made, the Company can give no assurance about the outcome of these restructuring efforts and does not expect the matters to be resolved in the near future. If the Company is unable to enter into exchange transactions with the remaining debt holders, and such holders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.

     The Company anticipates that its cash requirements for fiscal 1999 will be satisfied mainly from its credit line, as amended, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes and the availability of increased borrowings under the credit line or otherwise from Tudor Trust. The Company's current outstanding credit line balance is approximately equal to the maximum loan amount thereunder, and for the remainder of fiscal 1999, the Company expects to require cash in excess of the current terms of the credit line. The Company is currently in negotiations with Tudor Trust to facilitate the fulfillment of the Company's cash requirements for at least the remainder of fiscal 1999. There can be no assurance that the forbearance by the debtholders will continue or that Tudor Trust will continue to advance any required funds under or above the credit line or otherwise. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

FOREIGN CURRENCY - CONVERSION TO EURO

     Certain of the member countries of the European Union have agreed to adopt a new currency, the Euro, as their common legal currency. On January 1, 1999, the countries will establish fixed conversion rates between their existing currencies and the Euro. The Company has not yet completed its analysis of the potential impact the conversion to the Euro may have on its business or results of operations.


YEAR 2000

     The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19," but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails or generates erroneous results because of the inability of the system or application to properly read the date data, the results could conceivably have a material adverse effect on the Company.

Products

     Year 2000 problems are characteristic of applications in which sorting by date is stored in a format that relies solely on the last two digits of the calendar year. Neither Xyvision Production Publisher (XPP) nor Parlance Document Manager (PDM) store date information in this type of truncated format. Date information is stored in full standard UNIX date formats so that all four digits of the year are available both within the applications and to any applications built upon them. Both XPP and PDM have been tested internally and meet the Company's qualifications for Year 2000 compliance. The total cost relating to compliance by its products is not expected to be material to the Company's financial position or operations. As a key supplier to the technical documentation and publishing industries, the Company's major exposure for Year 2000 problems is the effect of shutting down page composition or document management capabilities production at one of its customer's facilities. The Company believes its contracts with its customers preclude liability for consequential damages as a result of such claim.

Third Party Products

     The Company has completed its assessment of its exposure to failures of products obtained from third parties to be Year 2000 compliant. The primary risk in that regard relates to software applications integrated within its core applications, and the Company has received assurances that software licensed for use within products sold are Year 2000 compliant. This assessment program will be ongoing and the Company's efforts with respect to specific problems identified will depend in part upon its assessment of the risk that any such problems may cause. Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has not yet developed contingency plans in the event of a year 2000 failure caused by a supplier or third party, but intends to consider developing such plans if a specific problem is identified through the programs described above. In some cases, especially with respect to its software vendors, alternative suppliers may not be available. Despite its efforts to test its own and third party products, these products may contain undetected problems associated with Year 2000 compliance.

Information Technology and Operating Equipment

     The Company is in the process of identifying anticipated costs, problems and uncertainties associated with making its internal use systems Year 2000 compliant. Costs identified to date approximate $265,000 of which $96,000 has been expended. The Company expects to resolve the Year 2000 issue with respect to its computer systems and software applications through upgrade, conversion, modification or replacement of non-compliant systems and applications. The Company's Year 2000 readiness task force has completed its assessment of the exposure of its internal information technologies (IT), including operating equipment such as electrical power systems, heating and cooling, etc. The task currently underway is the continued assessment of all corporate IT, and the implementation of remediation of problems discovered.

     The Company has determined that the replacement of older personal computers with non-compliant hardware and software with Year 2000 compliant technology represents the most extensive task yet to be completed. The Company's survey of its financial, human resource, customer support, and payroll applications base has identified subsequent versions of existing software and hardware which are Year 2000 compliant, and these applications software vendors have all provided an upgrade path which requires minimal commitment of resources from the Company's IT group. The Company has budgeted $350,000 for software upgrade and hardware replacement program of which $96,000 has been spent. The Company is evaluating these upgrades and choosing to implement them, or at its option replace the entire application with another similar application, for additional reasons not related to Year 2000 compliance, such as additional features, better interfaces, and tighter integration.

     In the terms of communications infrastructure, the Company's systems were partially upgraded in conjunction with its corporate relocation in February, 1998, and the replacement of its voicemail system is the only remaining identifiable Year 2000 compliance task, as its telecomunication systems and internet connectivity is assured by its current suppliers to be Year 2000 compliant. The budget for the voicemail system is $50,000 for hardware, software and services.

     The Company believes that it has an effective compliance plan in place, supported by its product planning and support organizations, and its internal IT support function. The remediation efforts are expected to be substantially complete by July 1999, with continued testing and remediation efforts through the following four to five months.

     The Company does not use operating equipment beyond systems which support what is considered to be merely office space. Maintenance of building support systems is wholly the responsibility of the Company's landlord according to the current lease agreement, and remediation of failures in this regard would fall under the landlord's extensive on-site maintenance operation.
Contingency Plans

     The Company would expect Year 2000 related problems to be addressed by reliance upon its backup of its IT related information assets with its physical hardcopy of customer files containing amounts owed, software and services previously delivered, and software options currently licensed by its customer base. There is no formal contingency plan under development, nor is one expected to be produced. The most likely worst case scenario is that the Company will have to upgrade applications without enhancing features and benefits in the financial, human resource and payroll applications. The Company has centralized the majority of its administrative functions at its corporate headquarters, and has a minimal reliance on widely geographically dispersed systems or networks to support its information resource needs.


Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                          PART II: OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds:

      At the Company's 1998 Annual Meeting of Stockholders, the stockholders approved an amendment to the Company's Certificate of Incorporation, as amended, to effect a one-for-five reverse split of the Common Stock and to change the number of authorized shares of Common Stock from 50,000,000 to 25,000,000. Such amendment and reverse split became effective on October 20, 1998.


Item 3. Defaults Upon Senior Securities:

      For a description of defaults upon the Company's 6% Convertible Subordinated Debentures, 15% Promissory Notes and 4% Promissory Notes and arrearage in the payment of dividends on the Company's Series B Preferred Stock, see Note 5 to the Consolidated Financial Statements, which is incorporated herein by reference.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      At the 1998 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on September 17, 1998, the following matters were acted upon by the stockholders of the Company:

      1. The election of Leland S. Kollmorgen and James L. McKenney as Class III Directors for the ensuing three years.

      2. The approval of an amendment to the Company's Certificate of Incorporation to effect a one-for-five reverse split of the Common Stock and to change the number of authorized shares of Common Stock from 50,000,000 to 25,000,000.

         The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, are Kevin J. Duffy, Jeffrey L. Neuman and James S. Saltzman. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:


                                     Votes For   Votes Withheld   Votes Against   Abstentions   Broker Non-votes
                                    ------------ ---------------- --------------- ------        -----------------
  1.   Election of Class III
                 Directors
       Leland S. Kollmorgen         11,115,408       75,423       N/A             N/A                  N/A
       James L. McKenney            10,799,144       430,581      N/A             N/A                  N/A

  2.   One-for-Five Reverse Split   10,534,107   N/A              627,048         14,569             54,001


Item 6. Exhibits and Reports on Form 8-K:

            Exhibit Number     Description
            ------------------ -----------------------------------------------------------
   (a)      10.1               Second Amended and Restated Secured
                               Advance Facility Loan Agreement, dated as of July 1, 1998, by and between the Registrant and Tudor Trust.
             27                Financial Data Schedule
   (b)       Company filedno current reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 XYVISION, INC.
                                                 ------------------------------

                                  (Registrant)







November 16, 1998
                                                 /s/ Wendy Darland
                                                 ------------------------------

                                                 Wendy Darland

                                                 Vice President, Chief
                                                 Financial Officer,
                                                 Treasurer and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)

                                 Exhibit Index

Exhibit No.       Description
---------------   -------------------------------------------------------------------------
10.1              Second Amended and Restated Advance Facility Loan Agreement,
                  dated as of July 1, 1998, by and between the Registrant and Tudor Trust.
 27               Financial Data Schedule