Form 10-Q/A
period 1998-09-30
XYVISION INC
filed 1998-11-19
CIK 721080

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                      OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ------------  to ------------


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



       Common Stock, $.03 par value                           2,854,236
       (Title of each class)                                (number of shares)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE
     This Amendment No. 1 on Quarterly Report on Form 10-Q/A of Xyvision, Inc. is filed solely to amend and restate the number of shares of the Registrant's Common Stock outstanding as of November 13, 1998, as indicated on the cover page of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 000-14747), to take into account the Registrant's one-for-five reverse stock split effected October 20, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 XYVISION, INC.
                           ------------------------------

                                  (Registrant)







November 19, 1998
                                                 /s/ Wendy Darland
                                                 ------------------------------

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