Form 10-Q
period 1998-12-31
XYVISION INC
filed 1999-02-16
CIK 721080

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

                For the quarterly period ended December 31, 1998
                                      OR
  |q? TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
         For the transition period from ------------  to ------------


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




                 [x]      Yes ----------  No ----------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
February 16, 1999.



       Common Stock, $.03 par value                           2,854,236
(Title of each class)                                (number of shares)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   Form 10-Q

                               Table of Contents




                                                                            Page

Part I. Financial Information


     Consolidated Balance Sheets
      at December 31, 1998 and March 31, 1998.............................. 2


     Consolidated Statements of Operations
      for the three and nine months ended December 31, 1998 and 1997....... 3


     Consolidated Statements of Cash Flows
      for the nine months ended December 31, 1998 and 1997................. 4


     Notes to Consolidated Financial Statements............................ 5


     Management's Discussion and Analysis of Financial
      Condition and Results of Operations.................................. 9


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

                                XYVISION, INC.

                          CONSOLIDATED BALANCE SHEETS
                    at December 31, 1998 and March 31, 1998

                                                                               (Unaudited)
                                                                               December 31,      March 31,
                                                                                   1998             1998
                                                                               ----------        -------
                                                                                        (In thousands)
                                    ASSETS
Current assets:
  Cash and cash equivalents ................................................   $      484        $   357
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $727 at December 31, 1998
     and $733 at March 31, 1998 ............................................        1,432          3,630
  Inventories ..............................................................           29            337
  Other current assets .....................................................          288            651
                                                                               ----------        -------
      Total current assets .................................................        2,233          4,975
  Property and equipment, net ..............................................          596            851
  Other assets, net, principally software development costs ................          621          1,090
                                                                               ----------        -------
        Total assets .......................................................   $    3,450        $ 6,916
                                                                               ==========        =======
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note payable to a stockholder, less unamortized discount of $887 at
   December 31, 1998 and $1,032 at March 31, 1998...........................   $   10,863        $ 9,168
  Current portion of long-term debt ........................................        2,206          2,206
  Accounts payable and accrued expenses ....................................        1,983          2,277
  Other current liabilities ................................................        2,074          2,112
                                                                               ----------        -------
      Total current liabilities ............................................       17,126         15,763
                                                                               ----------        -------
        Total liabilities ..................................................       17,126         15,763
                                                                               ----------        -------
Minority interest in subsidiary ............................................        1,000              -
Commitments and contingencies ..............................................            -              -
Stockholders' deficit:
  Capital stock:
   Series preferred stock, $1.00 par value; 1,700,000 shares authorized;
     no shares issued ......................................................            -              -
   Series B convertible preferred stock, $1.00 par value; 300,000 shares authorized; 235,299 issued and outstanding at December 31, 1998 and
     March 31, 1998 (aggregate liquidation preference of $3,223 and $3,151,
     respectively) .........................................................          235            235
   Series C convertible preferred stock, $.01 par value; 1,000,000 shares
     authorized; 175,000 shares issued and outstanding at liquidation value         1,750              -
   Common stock, $.03 par value; 25,000,000 shares authorized; 2,949,549 issued and 2,854,236 outstanding at December 31, 1998 and March 31,
     1998 ..................................................................           88             88
  Additional paid-in capital ...............................................       50,724         50,956
  Accumulated deficit ......................................................      (66,305)       (58,958)
                                                                               ----------        -------
                                                                                  (13,508)        (7,679)
  Less:
   Treasury stock, at cost; 95,333 shares at December 31, 1998 and
     March 31, 1998 ........................................................        1,168          1,168
                                                                               ----------        -------
   Total stockholders' deficit .............................................      (14,676)        (8,847)
                                                                               ----------        -------
        Total liabilities and stockholders' deficit ........................   $    3,450        $ 6,916
                                                                               ==========        =======

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three and nine months ended December 31, 1998 and 1997
                     (In thousands, except per share data)

                                                       Three Months Ended                      NineMonths Ended
                                                       ------------------------------  --------------------------------
                                                       December 31,    December 31,    December 31,    December 31,
                                                          1998            1997            1998            1997
                                                       -------         -------         -------         -------
                                                       (Unaudited)                               (Unaudited)
  Revenues:
    Systems .........................................  $   963         $ 2,016         $ 2,728         $ 6,610
    Service .........................................    1,783           2,285           5,077           6,813
                                                       -------         -------         -------         -------
       Total revenues ...............................    2,746           4,301           7,805          13,423
                                                       -------         -------         -------         -------
  Cost of sales:
    Systems .........................................      250             697           1,173           2,586
    Service .........................................    1,119           1,664           3,722           5,127
                                                       -------         -------         -------         -------
       Total cost of sales ..........................    1,369           2,361           4,895           7,713
                                                       -------         -------         -------         -------
  Gross margin ......................................    1,377           1,940           2,910           5,710
                                                       -------         -------         -------         -------
  Expenses:
    Research and development ........................      801             867           2,905           2,435
    Marketing, general and administrative ...........    1,769           2,228           6,178           6,719
                                                       -------         -------         -------         -------
       Total operating expenses .....................    2,570           3,095           9,083           9,154
                                                       -------         -------         -------         -------
  Loss from operations ..............................   (1,193)         (1,155)         (6,173)         (3,444)
                                                       -------         -------         -------         -------
  Other expense, net:
    Interest income .................................        3               3               9               5
    Interest expense - third party ..................      (30)            (60)            (95)           (125)
    Interest expense - stockholder ..................     (385)           (226)           (999)           (626)
                                                       -------         -------         -------         -------
  Total other expense, net ..........................     (412)           (283)         (1,085)           (746)
                                                       -------         -------         -------         -------
  Loss before income taxes ..........................   (1,605)         (1,438)         (7,258)         (4,190)
  Provision for income taxes ........................        -               -               -               -
                                                       -------         -------         -------         -------
  Net loss ..........................................   (1,605)         (1,438)         (7,258)         (4,190)
  Series B Preferred Stock dividends ................       24              24              72              72
                                                       -------         -------         -------         -------
  Net loss allocable to common stockholders .........  $(1,629)        $(1,462)        $(7,330)        $(4,262)
                                                       =======         =======         =======         =======
  Basic and diluted earnings per share:
  Loss allocable to common stockholders .............    (0.57)          (0.51)          (2.57)          (1.49)
                                                       -------         -------         -------         -------
  Net loss per share ................................    (0.57)          (0.51)          (2.57)          (1.49)
                                                       =======         =======         =======         =======
    Weighted average common and common
     equivalent shares outstanding ..................    2,854           2,854           2,854           2,854
                                                       =======         =======         =======         =======

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended December 31, 1998 and 1997
                                 (In thousands)



                                                                                     Nine Months Ended
                                                                             ----------------------------------
                                                                             December 31,    December 31,
                                                                                 1998            1997
                                                                             -------         -------
                                                                                        (Unaudited)
Operations:
Net loss ................................................................... $(7,258)        $(4,190)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization ..............................................   1,414           1,696
Provisions for losses on accounts receivable ...............................     397             292
Loss on sale of assets .....................................................     379               -
Operating assets and liabilities:
  Accounts receivable ......................................................   1,702             769
  Inventories ..............................................................     164            (205)
  Accounts payable and accrued expenses ....................................    (294)           (744)
  Other current liabilities ................................................     (38)            (11)
  Other assets .............................................................      94              24
                                                                             -------         -------
Net cash used for operations ...............................................  (3,440)         (2,369)
Investments:
Additions to property and equipment ........................................    (160)           (439)
Capitalized software .......................................................    (176)         (1,265)
Proceeds from sale of assets ...............................................       3               -
                                                                             -------         -------
Net cash used for investments ..............................................    (333)         (1,704)
Financing:
Proceeds from line of credit from a stockholder ............................   3,300           4,300
Proceeds from sale of subsidiary's preferred stock .........................     600               -
Repayment of line of credit to a stockholder ...............................       -            (200)
Accrued interest ...........................................................       -              27
                                                                             -------         -------
Net cash provided from financing ...........................................   3,900           4,055
Net increase (decrease) in cash and cash equivalents .......................     127             (18)
Cash and cash equivalents at the beginning of the period ...................     357             261
                                                                             -------         -------
Cash and cash equivalents at the end of the period ......................... $   484         $   243
                                                                             =======         =======
Supplemental Information:
 Conversion of 6% debentures to equity .....................................       -              20
 Conversion of accrued interest on 6% debentures to equity .................       -               7
 Note receivable from stockholder ..........................................     400               -
 Conversion of debt from shareholder .......................................   1,750               -
 Dividends on preferred stock ..............................................      72              72

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 1. In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of December 31, 1998 and the results of its consolidated operations and consolidated cash flows for the interim periods ended December 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

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

    The results of consolidated operations for the interim period ended December 31, 1998 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.



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


 4. The Company has a line of credit with Tudor Trust ("Tudor Trust"), the largest stockholder of the Company. Mr. Jeffrey Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. The line, which is payable on March 31, 2000, is collateralized by the Company's stock in Xyvision Enterprise Solutions, Inc., a majority owned subsidiary ("XyEnterprise), and has been used for working capital and general business purposes. Interest on the line of credit is payable on March 31, 2000 in cash provided that Tudor Trust has the option to receive interest on a quarterly basis after January 1, 1999, payable in shares of common stock based on the fair market value of the Common Stock. Since the initial adoption on June 30, 1992, there have been numerous amendments to the line of credit, with each amendment increasing the maximum loan amount thereunder and providing other terms and provisions.

    On July 1, 1998, the Company and Tudor Trust entered into an additional amendment to the line of credit that, among other things, (i) increased the maximum loan amount thereunder to $13,500,000, (ii) provided that Tudor Trust shall have the sole discretion to decide whether or not to make advances of funds thereunder, (iii) provided Tudor Trust with the option of receiving the interest payable thereunder in cash or in shares of Common Stock based on the fair market value of the Common Stock, (iv) provided for the issuance by the Company to Tudor Trust common stock purchase warrant covering 600,000 shares of Common Stock of the Company at an exercise price of $1.25 (representing the fair market value of the Common Stock on the date of issuance), and (v) increased the interest rate on the line of credit from 6% to 8%.

    On December 31, 1998, as part of the corporate restructuring plan approved by the Board of Directors and further described in Note 9 to the Consolidated Financial Statements, Tudor Trust converted $1,750,000 of the outstanding indebtedness under the line of credit into 175,000 shares of the newly designed Series C Preferred Stock of the Company (which are convertible into 1,750,000 shares of Common Stock). In addition, the Company and Tudor Trust entered into an additional amendment to the line of credit that, among other things (i) provided that an additional $5,000,000 of the outstanding indebtedness under the line of credit will become convertible into shares of Series C Preferred Stock in June 1999 at the option of Tudor Trust at the conversion ratio of $10.00 per share, (ii) decreased the interest rate on the convertible portion of the line of credit from 8% to 6%, (iii) decreased the maximum loan amount thereunder to $12,226,620 less any amount converted from time to time into the Company's Series C Preferred Stock, and (iv) Tudor Trust released its liens on the assets of Xyvision that were transferred to XyEnterprise while taking a security interest in the stock of XyEnterprise held by Xyvision. On December 31, 1998, XyEnterprise and Tudor Trust entered into a Loan Agreement providing XyEnterprise with a $1,000,000 line of credit to use for working capital and general business purposes. The line of credit bears an interest rate of 8%, is payable March 31, 2000 and is collateralized by substantially all of the assets of XyEnterprise. As of December 31, 1998, including the line of credit available to XyEnterprise, the Company had an outstanding credit line balance of $11,750,000. As of February 16, 1999, the Company had an outstanding credit line balance of $11,750,000. As of February 16, 1999, XyEnterprise had an outstanding credit line balance of $100,000.


 5. In May 1987, the Company issued $25,000,000 principal aggregate amount of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into common stock at a conversion price of $112.50 per share. Interest on the Debentures is payable annually and the Debentures may be called by the Company under certain conditions. During fiscal 1992, the Company began a program to restructure its financial position, specifically, the Debentures which continues to this date.

    From March 10, 1992 to September 30, 1996, the Company completed restructuring transactions pursuant to which the holders of a total of $19,035,000 aggregate principal amount of Debentures generally exchanged Debentures for a combination of unsecured, unsubordinated promissory notes of the Company bearing interest at 15% per year and shares of Common Stock. Between September 30, 1996 and December 31, 1998, the Company completed restructuring transactions pursuant to which the holders of a total of $2,020,000 aggregate principal amount of Debentures generally exchanged Debentures for shares of Common Stock. As of February 16, 1999, a total of $1,355,000 principal amount of Debentures remained outstanding. The Company may seek to restructure the remaining Debentures, but there can be no assurance that it will do so.

    The Company did not make the interest payment due on the Debentures on May 5, of 1992, 1993, 1994, 1995, 1996, 1997 or 1998. As of February 16, 1999,
    the cumulative unpaid interest due on the Debentures totaled $633,025. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of no less than 25% of outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of February 16, 1999, no such acceleration had occurred or been threatened.

    As of December 31, 1998, the Company had completed restructuring transactions pursuant to which the holders of 15% Promissory Notes in the aggregate principal amount of $5,709,000 with accrued interest of $2,353,000 generally exchanged 15% Promissory Notes (including all rights to receive any interest accrued thereon) for a combination of unsecured, unsubordinated promissory notes of the Company bearing interest at 4% per year, shares of Common Stock and shares of Series B Preferred Stock. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $62.50 per share, plus any dividends declared or accrued but unpaid. As of February 16, 1999, cumulative accrued but unpaid dividends on the Series B Preferred Stock totaled $293,123 or $1.25 per share. As of February 16, 1999, 15% Promissory Notes in an aggregate principal amount of $60,000 with accrued interest of $56,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes, but there can be no assurance that it will do so.

    As of December 31, 1998, the Company had completed restructuring transactions pursuant to which the holders of 4% Promissory Notes in the aggregate principal amount of $4,974,000 generally exchanged 4% Promissory Notes for shares of Common Stock plus accrued but unpaid interest. As of February 16, 1999, 4% Promissory Notes in an aggregate principal amount of $512,000 with accrued interest of $11,950.00 were overdue. The Company may seek to restructure the remaining 4% Promissory Notes, but there can be no assurance that it will do so.

    The Company continues to negotiate, in good faith, restructuring transactions with as many of the remaining holders of Debentures, 15% Promissory Notes and 4% Promissory Notes as possible. Independently of the Company, Tudor Trust has made an offer to certain holders of Debentures, 15% Promissory Notes and 4% Promissory Notes to purchase such securities at 10% of their face amount. Tudor Trust has agreed to reduce the Company's liability with respect to such securities to the purchase price paid by Tudor Trust. However, despite the fact that 95% of the 6% Debentures have been restructured and the Company has been unable to indentify 4% of the remaining, the Company can still give no assurance about the outcome of these restructuring efforts and does not expect the matters to be resolved in the near future. If the Company is unable to enter into exchange transactions with the remaining holders, and such holders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.

    The Company anticipates that its cash requirements for the remainder of fiscal 1999 will be satisfied mainly from its credit line, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes. The above uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.


 6. The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets. There has been no change to the valuation allowance during the nine months ended December 31, 1998.


 7. Earnings Per Share (in thousands, except per share data)

                                                         Three Months Ended                         Nine Months Ended
                                                         -------------------------------   -----------------------------------
                                                         December 31,     December 31,     December 31,     December 31,
                                                            1998             1997             1998             1997
                                                         -------          -------          -------          -------
                                                         (Unaudited)                                   (Unaudited)
  Basic and diluted EPS computation:
  Net loss ...........................................   $(1,605)         $(1,438)         $(7,258)         $(4,190)
  Series B Preferred Stock dividends .................        24               24               72               72
                                                         -------          -------          -------          -------
  Net loss allocable to common stockholders ..........   $(1,629)         $(1,462)         $(7,330)         $(4,262)
                                                         -------          -------          -------          -------
  Weighted average common shares outstanding .........     2,854            2,854            2,854            2,854
                                                         =======          =======          =======          =======

  Basic and diluted EPS:
  Loss allocable to common stockholders ..............     (0.57)           (0.51)           (2.57)           (1.49)
                                                         -------          -------          -------          -------
  Net loss per share .................................     (0.57)           (0.51)           (2.57)           (1.49)
                                                         =======          =======          =======          =======


   On October 20, 1998, the Company amended its Certificate of Incorporation to effect a one-for-five reverse split of the Common Stock and to change the number of authorized shares of Common Stock from 50,000,000 to 25,000,000. All references to number of shares and per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

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

   9. Restructuring: On December 31, 1998, the Company completed a corporate restructuring plan (the "Restructuring") pursuant to which, among other things, substantially all of the assets of the publishing business were transferred to XyEnterprise in exchange for shares of common stock of XyEnterprise, while the majority of its liabilities, including obligations under its line of credit with Tudor Trust, will remain with the Company. As described in Note 4 to the Consolidated Financial Statements, the Company's credit line with Tudor Trust was amended. In addition, Tudor Trust converted $1,750,000 of the outstanding indebtedness under the line of credit into 175,000 shares of Series C Preferred Stock, which are convertible into Common Stock. An additional $5,000,000 of the outstanding indebtedness under the line of credit will become convertible into shares of Series C Preferred Stock in June 1999 at the option of Tudor Trust at the conversion ratio of $10.00 per share. Tudor Trust has also surrendered for cancellation all of its Common Stock Purchase Warrants, covering an aggregate of 4,956,000 shares of Common Stock at various exercise prices. Tudor Trust has provided XyEnterprise with a $1,000,000 line of credit, as well as invested $1,000,000 to purchase 400,000 shares of Series A Preferred Stock of XyEnterprise of which $600,000 has been received as of December 31, 1998.

                                XYVISION, INC.

Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
     For the three and nine month periods ended December 31, 1998 and 1997


Results of Operations

     Revenues for the third quarter of fiscal 1999 were $2,746,000, a decrease of $1,555,000, or 36%, from the third quarter of fiscal 1998. Systems revenues fell $1,053,000, or 52%, from the same quarter of fiscal 1998. Systems revenues decreased 92% in the Contex division as compared to the third quarter of fiscal 1998 while the systems revenues in the Publishing division declined 34% for the same comparative period. The Contex division was sold on September 18, 1998. Service revenues decreased $502,000 or 22% from $2,285,000 in the third quarter of fiscal 1998. The decrease in service revenues was a result primarily of reduced service revenues in the Contex division.


     Revenues for the nine months ended December 31, 1998 were $7,805,000, a decrease of $5,618,000 or 42% from the nine months ended December 31, 1997. Systems revenues dropped $3,882,000, or 59%, from the comparable period ended December 31, 1997. Systems revenues decreased due to lower sales within the Publishing business as well as a result of the sale of the Contex business. Service revenues decreased by $1,736,000, or 25%, from $6,813,000 in the first nine months of fiscal 1998. The decrease in service revenues was primarily a result of reduced service revenues in the Contex division as well as lower system sales and consequentially a lower level of customer service and maintenance requirements.


     Gross margins in the third quarter of the current fiscal year improved to 50% of revenues from 45% in the comparable quarter of fiscal 1998. Systems margins were 74% of system revenues in the current fiscal quarter as compared to 65% of system revenues in the second quarter of the previous fiscal year. The increase of system margins in the third quarter of fiscal 1999 was primarily a result of reduced amortization of capitalized software. The service margins in the third quarter of fiscal 1999 were 37% as compared with service margins of 27% in the third quarter of the previous fiscal year. The improvement is a result of reduced employee headcount and other cost containment.


     Gross margins for the nine months ended December 31, 1998 were 37% of revenues as compared to 43% of revenues for the nine months ended December 31, 1997. Systems margins were 57%, a decrease from 61% for the comparable period in fiscal 1998. The decrease in the system margins was primarily a result of a change in estimate of realizability of previously capitalized software creating an accelerated amortization expense. Service margins for the first nine months of fiscal 1999 of 27% were relatively consistent with the 25% for the first nine months of fiscal 1998.


     Research and development expenses in the third quarter of fiscal 1999, net of capitalized software development costs, were $801,000, a decrease of $66,000, or 8%, from the third quarter of fiscal 1998. The decrease was primarily due to reduced development headcount and payroll as a result of the sale of the Contex business. There were no capitalized software development costs in the third quarter of 1999 as compared to $357,000 in the third quarter of fiscal 1998. Research and development expenses, net of capitalized software development costs, for the nine months ended December 31, 1998 were $2,905,000, an increase of 19% from the comparable period ended December 31, 1997. The increase was primarily due to a lower level of capitalization of development costs in the Contex and Publishing division partially offset by a reduction in headcount and payroll in the Contex division early in the year and the ultimate sale of the division in the second quarter. Capitalized software costs were $176,000 and $1,265,000 for the first nine months of 1999 and 1998, respectively.


     Marketing, general and administrative expenses were $1,769,000 for the third quarter of fiscal 1999, a decrease of $459,000, or 21%, from the third quarter of fiscal 1998. Included in these costs are expenses related to the Restructuring. Corporate administrative expenses reflect savings associated with the relocation of corporate headquarters, a reduction in headcount as a result of the sale of the Contex business, as well as other cost containment programs.


     Marketing, general and administrative expenses were $6,178,000 and $6,719,000 for the first nine months of fiscal 1999 and 1998, respectively. The decrease of 8% is primarily a result of lower employee costs in the Contex sales and support groups worldwide and the Publishing sales and marketing group in North America offset by a charge of $464,000 related to the sale of the Contex business, additional provision for bad debt in the second quarter and expenses for the Restructuring.

     Total other expense, net was $412,000 for the third quarter of fiscal 1999, an increase of $129,000, or 46%, from the third quarter of 1998, primarily due to an increase in interest expense. The increase in interest expense for the third quarter of fiscal 1999 was primarily due to a rate increase on the note payable to Tudor Trust from 6% to 8% as well as higher average balance of the Company's credit line and the increase in warrant amortization expense related to additional warrants issued pursuant to the July 1, 1998 amendment to the Tudor Trust line of credit agreement. See Note 4 to Consolidated Financial Statements.

     Total other expense, net was $1,085,000 and $746,000 for the first nine months of fiscal 1999 and 1998 respectively. The increase in interest expense was primarily due to a rate increase on the note payable to Tudor Trust from 6% to 8% effective July 1, 1998 as well as a higher balance on the credit line and the increase in warrant amortization expense related to additional warrants issued pursuant to the July 1, 1998 amendment to the Tudor Trust line of credit agreement. See Note 4 to Consolidated Financial Statements.

     The Company's deferred tax assets consist primarily of its net operating loss carryforwards. The Company has a valuation allowance to fully offset future tax benefits of these deferred assets. There has been no change in the valuation allowance for the third quarter of fiscal 1999 and first nine months of fiscal 1999.

     The Company accrued dividends of $24,000 on the Series B Preferred Stock in each of the first three quarters of fiscal 1999 and 1998.

     The Company recorded a net loss allocable to common stockholders of $1,629,000 for the third quarter of fiscal 1999 and $7,330,000 for the nine months ending December 31, 1998, compared to a net loss allocable to common stockholders of $1,462,000 for the third quarter of fiscal 1998 and $4,262,000 for the nine months ending December 31, 1997.

     On September 18, 1998, the Company sold substantially all the assets of its Contex division, with the exception of approximately $300,000 of accounts receivable, for approximately $200,000 pursuant to the terms of an Asset Purchase Agreement dated September 18, 1998 between the Company and Barco, Inc. Included in the assets sold were inventory, equipment, certain accounts receivable, source code and object code for Contex PackageMaker, Contex Professional, Contex Rip'n'Strip, and Contex Object Library. In connection with the sale, the Company recorded direct transaction costs; costs to write-off other assets and other accruals for costs directly associated with the sale in the amount of approximately $464,000 in the second quarter.

     On December 31, 1998, the Company completed a corporate restructuring plan (the "Restructuring") pursuant to which, among other things, substantially all of the assets of the publishing business were transferred to XyEnterprise in exchange for shares of common stock of XyEnterprise, while the majority of its liabilities, including obligations under its line of credit with Tudor Trust, will remain with the Company. As described in Note 4 to the Consolidated Financial Statements, the Company's credit line with Tudor Trust was amended. In addition, Tudor Trust converted $1,750,000 of the outstanding indebtedness under the line of credit into 175,000 shares of Series C Preferred Stock, which are convertible into Common Stock. An additional $5,000,000 of the outstanding indebtedness under the line of credit will become convertible into shares of Series C Preferred Stock in June 1999 at the option of Tudor Trust at the conversion ratio of $10.00 per share. Tudor Trust has also surrendered for cancellation all of its Common Stock Purchase Warrants, covering an aggregate of 4,956,000 shares of Common Stock of at various exercise prices. Tudor Trust has provided XyEnterprise with a $1,000,000 line of credit, as well as invested $1,000,000 to purchase 400,000 shares of Series A Preferred Stock of XyEnterprise, of which $600,000 has been received as of December 31, 1998.

Liquidity and Capital Resources

     At December 31, 1998, the Company had cash of $484,000, an increase of $127,000 from March 31, 1998. For the first nine months of fiscal 1999, the Company's operating and investment activities used $3,440,000 of cash, primarily for operations.

     The Company has a $12,226,620 line of credit with Tudor Trust, the largest stockholder of the Company. Mr. Jeffrey L. Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of the Company. This credit line has been used for working capital and general business purposes. As of December 31, 1998, the Company had an outstanding line of credit balance of $11,750,000. As of February 12, 1999, the Company had an outstanding credit line balance of $11,750,000. XyEnterprise, a subsidiary of Xyvision, has a separate $1,000,000 line of credit with Tudor Trust. As of December 31, 1998, XyEnterprise had not drawn down the line of credit. As of February 12, 1999, XyEnterprise had an outstanding credit balance of $100,000. See Note 4 to the Consolidated Financial Statements for a further description of the Company's line of credit.


     See Note 5 to the Consolidated Financial Statements for a description of the Company's efforts to restructure its outstanding Debentures, 15% Promissory Notes and 4% Promissory Notes. Despite the fact that 95% of the 6% bonds have been restructured and the Company has been unable to identify 4% of the remaining, the Company can give no assurance about the outcome of these continued restructuring efforts and does not expect the matters to be resolved in the near future. If the Company is unable to enter into exchange transactions with the remaining debt holders, and such holders seek to pursue legal remedies against the Company, the Company may have to seek protection under applicable laws, including the Bankruptcy Code, while it develops, analyzes and completes alternative restructuring strategies.

     The Company anticipates that its cash requirements for fiscal 1999 will be satisfied mainly from its credit lines, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes For the remainder of fiscal 1999, the Company expects to have sufficient cash within the current terms of the credit line.

Foreign Currency - Conversion To Euro

     On January 1, 1999, 11 of the 15 members of the European Union established fixed conversion rates between their existing currencies and the "euro." The euro will trade on currency exchanges and the legacy currencies will remain legal tender for a transition period between January 1, 1999 and January 1, 2002. During the transition period, goods and services may be paid for using the euro or the participating country's legacy currency. Participating countries no longer control their own monetary policies by directing independent interest rates for their legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates will be exercised by the new European Central Bank. No later than July 1, 2002, the legacy currencies of the participating countries will no longer be legal tender for any transaction, making conversion to the euro complete.

     The Company has established plans and has begun developing the necessary modifications for the technical adaptation of its internal information technology and other systems to accommodate euro-denominated transactions. The Company is also assessing the business implications of the conversion to the euro, including long-term competitive implications. The Company does not expect the euro conversion to have a significant impact on its results of operations, financial condition or cash flows. However, the Company will continue to assess the impact of euro conversion issues as the applicable accounting, tax, legal and regulatory guidance evolves.

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

Products

     Year 2000 problems are characteristic of applications in which sorting by date is stored in a format that relies solely on the last two digits of the calendar year. Neither Xyvision Production Publisher (XPP) nor Parlance Document Manager (PDM) store date information in this type of truncated format. Date information is stored in full standard UNIX date formats so that all four digits of the year are available both within the applications and to any applications built upon them. Both XPP and PDM have been tested internally and meet the Company's qualifications for Year 2000 compliance. The total cost relating to compliance by its products is not expected to be material to the

Company's financial position or operations. As a key supplier to the technical documentation and publishing industries, the Company's major exposure for Year 2000 problems is the effect of shutting down page composition or document management capabilities production at one of its customer's facilities. The Company believes its contracts with its customers preclude liability for consequential damages as a result of such claims.

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

Information Technology and Operating Equipment

     The Company is in the process of identifying anticipated costs, problems and uncertainties associated with making its internal use systems Year 2000 compliant. Costs identified to date approximate $265,000 of which $110,000 has been expended. The Company expects to resolve the Year 2000 issue with respect to its computer systems and software applications during calendar year 1999 through upgrade, conversion, modification or replacement of non-compliant systems and applications. The Company's Year 2000 readiness task force has completed its assessment of the exposure of its internal information technologies (IT), including operating equipment such as electrical power systems, heating and cooling, etc. The task currently underway is the continued assessment of all corporate IT, and the implementation of remediation of problems discovered.

     The Company has determined that the replacement of older personal computers with non-compliant hardware and software with Year 2000 compliant technology represents the most extensive task yet to be completed. The Company's survey of its financial, human resource, customer support, and payroll applications base has identified subsequent versions of existing software and hardware which are Year 2000 compliant, and these applications software vendors have all provided an upgrade path which requires minimal commitment of resources from the Company's IT group. The Company has budgeted $350,000 for software upgrades and hardware replacement program of which $110,000 has been spent. The Company is evaluating these upgrades and choosing to implement them, or at its option replace the entire application with another similar application, for additional reasons not related to Year 2000 compliance, such as additional features, better interfaces, and tighter integration.

     In the terms of communications infrastructure, the Company's systems were partially upgraded in conjunction with its corporate relocation in February, 1998, and the replacement of its voicemail system is the only remaining identifiable Year 2000 compliance task, as its telecommunication systems and internet connectivity is assured by its current suppliers to be Year 2000 compliant. The budget for the voicemail system is $50,000 for hardware, software and services.

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

     The foregoing shall be considered a Year 2000 readiness disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.


Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                          PART II: OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds:

      At the Company's 1998 Annual Meeting of Stockholders, the stockholders approved an amendment (the "Charter Amendment") to the Company's Certificate of Incorporation, as amended, to effect a one-for-five reverse split of the Common Stock and to change the number of authorized shares of Common Stock from 50,000,000 to 25,000,000. The reverse split became effective on October 20, 1998 with the filing with the Secretary of State of the State of Delaware of the Charter Amendment.

      On October 26, 1998, each of the Rights representing the right to purchase one one-hundredth of a share of the Company's Series A Junior Participating Preferred Stock upon the terms and subject to the conditions set forth in the Rights Agreement, dated as of October 19, 1988, by and between the Company and Mellon Bank N.A., as amended, expired pursuant to the terms of the Rights Agreement. The Company has no current plans to adopt a new stockholder rights plan. On November 20, 1998, the Company filed with the Secretary of State of the State of Delaware a Certificate Eliminating the Series A Junior Participating Preferred Stock.

      On December 30, 1998, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations of the Preferred Stock of Xyvision, Inc. To Be Designated Series C Convertible Preferred Stock (the "Certificate of Designations"). The Certificate of Designations designated a total of 1,000,000 shares of the authorized and unissued shares of preferred stock of the Company as Series C Convertible Preferred Stock and set the powers, designations, preferences and relative, optional or other special rights of, and the qualifications, limitations or restrictions upon, the Series C Convertible Preferred Stock. The Series C Preferred Stock shall bear no dividends; provided that while the Series C Preferred Stock is outstanding, the Company shall not declare or pay any dividends or other distributions on shares of Common Stock. The Series C Preferred Stock shall have a liquidation preference in the amount of $10.00 per share. Each share of Series C Preferred Stock shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series C Preferred Stock are then convertible. Initially, each share of Series C Preferred Stock is convertible into ten shares of Common Stock. Except as otherwise provided in the Certificate of Designations or by law, the Series C Preferred Stock shall vote together with the Common Stock. The Company may at any time redeem the Series C Preferred Stock. The initial redemption price is $10.00 per share. The foregoing description of the terms of the Series C Preferred Stock does not purport to be complete and is qualified in its entirety by reference to the full text of the Certificate of Designations which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

      On December 31, 1998, the Company issued to Tudor Trust an aggregate of 175,000 shares of Series C Preferred Stock (the "Shares") in exchange for the cancellation of $1,750,000 of the outstanding indebtedness under the Company's line of credit with Tudor Trust. The Shares are initially convertible into an aggregate of 1,750,000 shares of Common Stock. The Shares were issued to Tudor Trust in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction by the Company not involving a public offering. No underwriters were involved with the issuance of the Shares.


Item 3. Defaults Upon Senior Securities:

      For a description of defaults upon the Company's 6% Convertible Subordinated Debentures, 15% Promissory Notes and 4% Promissory Notes and arrearage in the payment of dividends on the Company's Series B Preferred Stock, see Note 5 to the Consolidated Financial Statements, which is incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K:

      (a) The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of or are included in this report.

      (b) On October 5, 1998, the Company filed a Current Report on Form 8-K, dated September 18, 1998, to report under Item 2 (Acquisition or Disposition of Assets) the Company's sale of substantially all of the assets, inventory, equipment and accounts receivable of its Contex Division to Barco, Inc.

          On October 21, 1998, the Company filed a Current Report on Form 8-K, dated October 20, 1998, to report under Item 5 (Other Events) the effectiveness of the reverse split of the Common Stock. No financial statements were required to be filed with such report.

          On October 27, 1998, the Company filed a Current Report on Form 8-K, dated October 27, 1998, to report under Item 5(Other Events) the expiration of the Company's stockholder rights agreement. No financial statements were required to be filed with such report.

          On December 2, 1998, the Company filed Amendment No. 1 to Current Report on Form 8-K/A, dated September 18, 1998, to amend and restate in its entirety the Company's Current Report on Form 8-K, dated September 18, 1998, to report under Item 5 (Other Events) the company's sale of substantially all of the assets, inventory, equipment and accounts receivable of its Contex Division to Barco, Inc. No financial statements were required to be filed with such report.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 XYVISION, INC.
                                                 ------------------------------

                                  (Registrant)







February 16, 1999
                                                  /s/ Wendy Darland
                                                 ------------------------------

                                                 Wendy Darland

                                                 Vice President, Chief
                                                 Financial Officer,
                                                 Treasurer and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.       Description
---------------   ----
 2.1              Asset Purchase Agreement, dated as of September 18, 1998, by and between the Registrant and Barco, Inc. is incorporated by reference to Exhibit 2 to the
                  Registrant's Current Report on Form 8-K, dated September 18, 1998 (File
                  No. 000-14747)
 2.2              Agreement dated as of December 22, 1998, by and among the Registrant,
                  Xyvision Enterprise Solutions, Inc. and Jeffrey L. Neuman, as trustee of the
                  Tudor Trust u/d/t December 12, 1997 is incorporated by reference to Exhibit
                  2.1 to the Registrant's Current Report on Form 8-K, dated December 31,
                  1998 (File No. 000-14747)
 2.3              Contribution and Assumption Agreement, dated as of December 31, 1998, by and between the Registrant and Xyvision Enterprise Solutions, Inc. is
                  incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated December 31, 1998 (File No. 000-14747)
 3.1              Certificate Eliminating the Series A Junior Participating Preferred Stock of
                  the Registrant
 3.2              Certificate of Designations of the Preferred Stock of the Registrant to be
                  Designated Series C Preferred Stock
10.1              Letter Agreement, dated December 31, 1998, by and between the Registrant and Jeffrey L. Neuman, as trustee of the Tudor Trust u/d/t December 12,
                  1997
10.2              First Amendment to Second Amended and Restated Secured Advance
                  Facility Loan Agreement, dated as of December 31, 1998, by and between the Registrant and Jeffrey L. Neuman, as trustee of the Tudor Trust u/d/t
                  December 12, 1997
10.3              Series A Convertible Preferred Stock Purchase Agreement, dated as of
                  December 31, 1998, by and between Xyvision Enterprise Solutions, Inc. and
                  Tudor Trust
10.4              Xyvision Enterprise Solutions, Inc. 1998 Stock Incentive Plan
10.5              Secured Advance Facility Loan Agreement, dated as of December 31, 1998, by and between Xyvision Enterprise Solutions, Inc. and Jeffrey L. Neuman,
                  as trustee of the Tudor Trust u/d/t December 12, 1997
10.6              Services Agreement, dated as of December 31, 1998, by and between the
                  Registrant and Xyvision Enterprise Solutions, Inc.
10.7              Letter Agreement, dated as of December 31, 1998, by and between Xyvision
                  Enterprise Solutions, Inc. and Jeffrey L. Neuman, as trustee of the Tudor
                  Trust u/d/t December 12, 1997
10.8              Letter Agreement and Promissory Note, dated as of November 30, 1998, by and between the Registrant and Jeffrey L. Neuman, as trustee of the Tudor
                  Trust u/d/t December 12, 1997
 27               Financial Data Schedule