Form 10-K
period 1999-03-31
XYVISION INC
filed 1999-06-29
CIK 721080

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

           [][x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1999
                                       or
         [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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


                          COMMON STOCK $.03 PAR VALUE

                                (Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     YES [][x]  NO []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [][x]


     The aggregate market value of Common Stock held by non-affiliates on May
                               31, 1999 was approximately $1,077,000.


  As of May 31, 1999, the registrant had 2,854,283 shares of Xyvision, Inc.
                               Common Stock, $.03 par value, outstanding.

                               -----------------
                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (March 31, 1999) are incorporated by reference in Part III.

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

Item 2. Properties..........................................................9

Item 3. Legal Proceedings...................................................9

Item 4. Submission of Matters to a Vote of Security Holders.................9

        Executive Officers of the Registrant................................9



                                    PART II

Item 5. Market for Registrant's Common Equity and Related
 Stockholder Matters.......................................................11

Item 6. Selected Financial Data............................................12

Item 7. Management's Discussion and Analysis of Financial Condition and Results
 of Operations.............................................................13

Item  7A. Quantitative and Qualitative Disclosures about Market Risk.......17

Item 8. Financial Statements and Supplementary Data........................18

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure......................................................33



                                    PART III

Item 10. Directors and Executive Officers of the Registrant................34

Item 11. Executive Compensation............................................34

Item 12. Security Ownership of Certain Beneficial Owners and Management....34

Item 13. Certain Relationships and Related Transactions....................34



                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.35




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

                                     PART I


ITEM 1. BUSINESS


ITEM 1. General
     Xyvision, Inc. ("Xyvision" or the "Company"), through its majority-owned subsidiary, Xyvision Enterprise Solutions, Inc. ("XyEnterprise"), develops, markets, integrates and supports content management and publishing software. These products help companies create, manage and distribute large amounts of information and automate the compilation and delivery of this content into paper, electronic and Web-based documents. The Company integrates its internally developed products with selected third-party products into complete publishing and document management solutions through its professional services group and qualified third-party resellers and service partners. These solutions are designed to increase productivity of content creation and editing, enhance document and knowledge management functions, improve quality of final formatted information, reduce information production and distribution costs.

     Xyvision was founded in 1982 and accomplished the goal of introducing a new generation of production publishing systems for commercial publishing and technical documentation. In 1983, the Company introduced one of the first integrated publishing systems targeted at the high-end commercial and technical publishing marketplace. Xyvision Production Publisher (XPP), pioneered new concepts for automating the production of high-volume, complex documents.

     Xyvision built on the success of XPP by developing one of the first compound document management systems, Parlance Document Manager (Parlance). Introduced in 1989, Parlance is designed to manage large volumes of unique data content that can be created, tracked, revised, and re-purposed in multiple formats, media types and languages. Parlance is often linked to XPP or other automated information distribution applications to provide an integrated publishing workflow. In 1996, Xyvision introduced Webporter, a partner technology to Parlance that dynamically assembles Web pages from approved content stored and managed by the Parlance database.

     The Company successfully completed several key changes to its business in fiscal 1999. In September 1998, the Company sold the assets of its Contex division to Barco, Inc., allowing the Company to focus its financial, engineering and personnel resources on the publishing operation.

     The second significant change was the signing of an Affinity Partner Reseller Agreement with Open Text, the developer of Livelink, an intranet based knowledge management system that enables enterprise wide collaboration. The Livelink product expands Xyvision's target markets and provides a platform for a wider range of consulting and integration services. The Company plans to integrate Livelink with both the XPP and Parlance products enabling Web-based enterprise access to its powerful publishing and document management technologies.

     Finally, the Company created XyEnterprise, a new company consisting of the publishing, information management and professional services business formerly operated by Xyvision. XyEnterprise was established in December 1998 with Xyvision's contribution of technology and personnel and additional capital contributed from a related party. Xyvision owns 100% of the outstanding common stock of XyEnterprise. After giving effect to the conversion of outstanding preferred stock and the exercise of outstanding stock options, Xyvision owns 87.5% of the outstanding common stock of XyEnterprise.

     Xyvision is incorporated in Delaware and its executive offices are located at 30 New Crossing Road, Reading, Massachusetts 01867 (781-756-4400). The Company's home pages are located at http://www.xyvision.com. and http://www.xyenterprise.com.


PRODUCTS AND SERVICES
     Our content management and delivery solutions are successfully utilized by customers such as product manufacturers, scientific and reference publishers, government agencies and others to effectively manage their complex information management and distribution needs. Several aircraft manufacturers (Boeing, Sikorsky, Gulfstream, Bombardier and others) have used our document management and publishing systems to develop and publish the complex maintenance information used to repair and operate the aircraft you fly in. Other customers such as Tweddle Litho and Maruboshi use our software to produce owners manuals and maintenance manuals for truck and automotive manufacturers such as Ford, General Motors, Daimler/Chrysler, Nissan, and others. When you pick up prescription medication at the local drug store, the pharmacist may check a computer database developed by our customer Facts & Comparisons to check for conflicts between your medications.

Xyvision Production Publisher

     Xyvision Production Publisher (XPP) is a server-based composition engine designed to shorten production cycles and reduce publishing production costs by automating composition and pagination of high-volume, typographically-demanding documents. A powerful solution for corporate and commercial publishers, XPP streamlines and automates document production and provides "pages per second" performance unmatched by desktop systems.

     Advanced features of XPP include batch composition, interactive WYSIWYG editor, automatic import and placement of graphics, spot and process color separation, powerful tabular and math composition, extensive footnoting capabilities, automatic looseleaf composition, commercial-quality typographic controls, and output in multiple formats such as HTML for the World Wide Web and PDF for Adobe Acrobat.

     XPP is frequently used as a publishing engine with a variety of document management systems that support SGML (Standard Generalized Markup Language) or XML (Extensible Markup Language). In fiscal 1999, the Company released the latest version of XPP (version 5.1) that provides enhanced support for SGML and XML processing. This functionality positions XPP at the leading edge of composition solutions that require support for standard data inputs such as XML and SGML.

     The growth of multiple media delivery, the need for customized and localized publications and the growth in the need for timely technical and reference information has increased the demand for powerful document production engines. In fiscal 1999, XPP continued to be incorporated into solutions from such companies as Atraxis, EDS, IBM, and Telcordia. Xyvision believes the speed, power, and background processing capabilities of Xyvision Production Publisher make it the most versatile and powerful batch composition system available today.

     New Xyvision Production Publisher customers in fiscal 1999 include The United States Navy, Allison Transmissions, Boeing Corporation, Thomson-Asia, and the United States Air Force.

Parlance Document Manager

     Parlance Document Manager ("Parlance") is a robust content and document management system that facilitates data creation, re-use, and automated information processes. Parlance is often used as a "single source" repository for key information assets that need to be managed, revised, and distributed from a secure system. Parlance contains integrated , standard links to numerous editorial and distribution tools, and facilities that enable corporations to re-purpose data. Parlance is an established information management system with thousands of users installed at over 50 corporations worldwide.

     Parlance stores and manages content components, including XML or SGML objects, graphics, multimedia objects and collections of these objects. Because this content is stored as individual information components, workgroups can edit information once and then share and reuse the same information in more than one document or format. This approach can significantly reduce the time and cost associated with traditional information creation and delivery and creates new opportunities for companies to resell information while improving quality and accuracy.

     Parlance stores data as objects inside relational database technology from Oracle and Informix. This combination of object-oriented and relational technologies provides a reliable, transportable storage environment that can handle large volumes of complex data types while providing fast data access. The use of proven, industry-standard technology makes Parlance compatible with many existing corporate database environments.

     XyEnterprise integrates several third-party products as application interfaces to Parlance. These applications include SGML Conductor which combines Adobe's FrameMaker+SGML and; SGML Publishing Director which combines Parlance with XPP and ArborText's ADEPT Editor into a complete SGML/XML publishing package.

     New Parlance customers in fiscal 1999 include the United States Postal Service, Boeing AWACS, British Airways, and Allison Transmissions.

     Both Parlance and XPP currently operate on UNIX-based servers and workstations from Sun Microsystems and IBM. We recently announced that we expect to have Windows NT versions of Parlance and XPP available in 1999. Parlance currently supports Windows client software running under Microsoft Windows 95, 98, and NT.

PROFESSIONAL SERVICES

     The Company offers a comprehensive range of professional services that includes systems integration, implementation planning, onsite and classroom training, applications support, program management, process reengineering, document analysis, and Web consulting. The Company's service professionals are considered experts in analyzing and implementing large-scale document management, publishing, and electronic delivery systems.

     A significant number of the Company's customers enter into maintenance and support contracts and receive training. As part of a standard software support contract, the Company provides software and documentation updates and telephone support.

     Revenues from the Company's professional services including maintenance were 67%, 52%, and 42% of total revenues in fiscal 1999, 1998 and 1997, respectively.


MARKETS, APPLICATIONS AND CUSTOMERS

     XyEnterprise targets three main application areas in the broad technology market: content and document management; enterprise intranet computing; and high-end publishing and information distribution. Within this broad market, the Company's solutions are targeted at corporations and organizations that produce documentation in support of manufactured products (technical documentation), those that produce information as the primary product (commercial publishing), and combinations of the two that use collaborative and remote connectivity to facilitate greater efficiencies.

     Within the technical documentation arena, the Company's solutions are used by product manufacturers to support a product or service. Market segments that produce technical documentation include aerospace, automotive, discrete manufacturing, computers, electronics, telecommunications, and transportation companies who publish such documents as maintenance manuals, tariff directories, and end-user documentation. These publications often have a long shelf life, need frequent revisions, and require output in a variety of formats including Interactive Electronic Technical Manuals (IETMs), World Wide Web pages, Portable Document Format (PDF), and printed pages.

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

     The Company's customers in the technical documentation segment include:
Allied Signal, Atraxis/Swiss Air, The Boeing Company, British Aerospace, Cummins Engine, Allison Transmissions, IBM Corporation, Maruboshi, Pratt & Whitney Canada, Raytheon Service Company and the Royal Australian Air Force.

     Commercial publishing customers include commercial printers and trade service bureaus; book, journal, and financial publishers; professional associations; financial services and insurance companies; government agencies; and wholesale distributors. In order to remain competitive, commercial printers, publishers, and service providers must be able to efficiently produce high-quality, cost-effective printed and electronic documents.

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

     The Company's commercial publishing customers include AAA, American Institute of Physics, American Chemical Society, American Medical Association, British Medical Association, Bureau of National Affairs, Cadmus Journal Services, Merck & Co., Reed Elsevier, Telia, Underwriters Laboratories, ValueLine Inc., and Wolters Kluwer.


STRATEGY

     The Company's objective is to be a leading international provider of departmental and enterprise content and document management systems and information distribution solutions. To achieve this objective, the Company has focused its development efforts on offering our products on new platforms, integrating our software with a wider variety of third-party applications, enhancing our relationships with third-party channels and integrators, and continuing to expand our professional services business. We plan to continue these efforts in the manner detailed below:

New Platforms

     On March 2, 1999, the Company announced and demonstrated its Parlance Document Management and Xyvision Production Publishing software on the NT platform. Shipments are expected to begin in August of this year, adding a significant competitive advantage by offering its products on both UNIX and NT operating systems.

New Application Programming Interfaces (API's)

     The Company is completely recreating the Application Programming Interface
(API) of the Parlance Document Manager product, moving to open architectures endorsed by Microsoft and the WWW consortium. In the UNIX environment, the API will also be enhanced to improve support for Java based applets and servlets. This redesign is critical to attracting major third-party integrators and other vendors who may consider including Parlance technology as part of their broader integration efforts. The API enhancements will also enable our professional services group to expand the range of standard and custom interfaces to customer systems and other software products.

Partnership with Open Text and its Livelink Products

     XyEnterprise has a relationship with Open Text, a supplier of enterprise knowledge management technology.The Company completed its first sale of Open Text Livelink in March 1999. The Livelink product expands Xyvision's target markets and provides a platform for a wider range of consulting and integration services. The Company plans to integrate Livelink with both the XPP and Parlance products enabling Web-based enterprise access to its powerful publishing and document management technologies. The Open Text partnership adds to the Company's current product partner list that includes Oracle, Informix, Sun, Adobe, Verity, Arbortext and others. In order to facilitate the success of this strategy, the Company has committed resources to the training of key personnel on the Livelink product, hired new sales staff to represent this application, and developed several prototypes of the integration of XPP and Parlance with Livelink.

Professional Services

     The Company is expanding its current comprehensive range of services which include implementation planning, process reengineering, project management, training, custom development, consulting, Web development services, maintenance and on-going support services. We expect to expand our offerings by developing new integration tools centered on Java and XML for Internet applications and VB, C++, and COM for Microsoft application enhancements and extensions.


SALES AND DISTRIBUTION
     In North America, the Company markets its products and related services primarily through its direct sales force. In fiscal 1999, the Company increased its sales efforts by adding dedicated Enterprise Sales Consultants, focused primarily on the sales of the Livelink product for enterprise solutions. The Company also continued its strategic relationships with companies such as Atraxis, Telcordia and IBM. With the advent of the new API and platform offerings, the Company expects to be able to further expand its Partners Program in fiscal 2000.

     The Company maintains a European sales and support headquarters in England and an additional office in Paris, France and Munich, Germany. The Company also resells its products through selected distributors in Europe, Africa, and Asia.



RESEARCH AND DEVELOPMENT
     The market for the Company's products is characterized by rapid technological change that requires continuous enhancement of existing products and the development of new products. During the past three fiscal years, the Company's investments in product development and engineering, before the capitalization of software costs, have ranged from 20% to 37% of the Company's total revenues.

     In the future, the Company's product development efforts will focus on enhancing its open-architecture systems, increasing the price/performance of its products and developing software for specific application needs. The Company believes it will continue to invest a significant portion of its revenues in development to remain competitive in its markets.


COMPETITION

     The markets for the Company's products are characterized by intense competition, rapid technology developments, and frequent new product introductions. The Company's future success will depend on its ability to enhance its existing products on a timely basis, meet changing customer needs, and respond to emerging standards and other technological changes. Competition is usually based on price/performance, functionality differences, quality and extent of service and support, and the financial strength of the vendor.

     For sales of XPP, competitors include Advent 3B2, Miles 33, and Datalogics. For sales of Parlance, the Company principally competes with Documentum, Interleaf, and Chrystal (a Xerox New Enterprise Company).


MANUFACTURING AND SUPPLIERS

     The Company's document management and publishing product lines work with operating systems and hardware platforms from Sun Microsystems and IBM. The Parlance product is packaged with a variety of third-party technology including RDBMS from Oracle or Informix and the Verity search engine. XPP relies on Adobe PostScript output language and Display PostScript viewing technology A significant interruption in supply from these vendors to either the Company or the Company's customers could have a material adverse effect on the Company.


BACKLOG
     The Company believes that it is able to anticipate near-term demand for its products and ship products shortly after receipt of the order. Accordingly, the Company's backlog at any particular time is generally neither significant nor indicative of future sales levels.


PATENTS, LICENSES, AND TRADEMARKS
     The Company relies on copyright, patent, and trade secret laws to protect its technology. Management believes that because of rapid technological changes in professional publishing and content management technologies, patent, trade secret, and copyright protection is not as significant to the Company's business as the technical and creative skills of its employees. Xyvision and Xyvision Enterprise Solutions are registered trademarks of the Company. The Company also uses the following trademarks: Parlance, WebPorter, SGML Conductor, and XyEnterprise. All other trademarks and trade names referred to in this Annual Report are the property of their respective owners.

     The Company has acquired non-exclusive licenses for certain software from several companies. These licenses permit the Company to grant sublicenses to its customers. Loss of the Company's rights to grant sublicenses to its customers on some of these software products could have a material adverse effect on the Company.


EMPLOYEES
     As of March 31, 1999, the Company employed 102 persons, which included 28 in research and development, 21 in sales and marketing, 36 in customer support, and 17 in finance and administration.

     The Company's products are primarily proprietary software and services. Software and services companies are commonly referred to as "intellectual property" companies. As an intellectual property company, management believes that the future success of the Company will depend in large part on its ability to attract and retain qualified employees. Due to the competitive market for skilled software engineers and other employees in the greater Boston area, the Company from time to time experiences difficulty in hiring and retaining personnel. From time to time, the Company also employs independent contractors to support its research and development, marketing and administrative organizations. The Company's employees are not represented by a labor union, and the Company has never suffered an interruption of business as a result of a labor dispute. The Company believes its employee relations are good.

RISK FACTORS

     In addition to other information contained in this report, prospective investors should carefully consider the following factors when evaluating the Company and its business.

     Future operating results of the Company will depend upon many factors including the demand for the Company's products, the level of product and price competition, the length of the Company's sales cycle, the timing of individual license transactions, the delay or deferral of customer implementations, the Company's success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements by the Company and its competitors, the mix of products and services sold, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, the ability of the Company to develop and market new products and control costs, and general domestic and international economic and political conditions. The Company's sales generally reflect a relatively high amount of revenues per order. The loss or delay of individual orders, therefore, could have a significant impact on the revenues and quarterly results of the Company. In addition, the timing of license revenue is difficult to predict because of the length of the Company's sales cycle, which is typically six to twelve months from the initial contact. Because the Company's operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. The Company is dependent on the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes. In addition, the Company has experienced financial difficulties in recent years and it is dependent upon credit lines from its principal stockholder to meet its working capital needs. See Management's Discussion and Analysis of Financial Condition and Results of Operations. As a result of these factors, operating results for any quarter are subject to significant variation, and there can be no assurance as to the Company's future financial success.

ITEM 2.  Properties

     The Company's executive, administrative, research and development, and home office sales support facilities, which consist of approximately 31,200 square feet of office space, are located in Reading, Massachusetts. The Company occupies this facility under a lease which expires in January, 2002. The lease requires annual payments of $593,800.

     The Company also leases smaller sales and service facilities at other locations in the United States and abroad.


ITEM 3. Legal Proceedings

     The Company is not a party to any material legal proceedings.


ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 31, 1999.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:


NAME                         AGE     POSITION
____________________________ __      ____________________________________________
Kevin J. Duffy ............. 44      President and Chief Operating Officer
                                      of Xyvision and President and
                                      Chief Executive Officer of XyEnterprise
Wendy Darland .............. 42      Vice President, Chief Financial Officer,
                                      Treasurer and Secretary of Xyvision
                                      and XyEnterprise
Mark G. LeBlanc ............ 38      Vice President, Engineering of XyEnterprise
Carol S. Bumbaca ........... 37      Vice President, Customer Support
                                      of XyEnterprise
Michael S. Borin ........... 57      Vice President, Human Resources of
                                      XyEnterprise
Gerald T. Ulbricht ......... 51      Vice President, North American Sales
                                      of XyEnterprise

     Mr. Duffy joined Xyvision in June 1983 and was elected President and Chief Operating Officer in August 1996. In December 1995 he was promoted to Senior Vice President and General Manager, Xyvision Publishing Group. From April 1991 to December 1995 he served as Vice President, North American Sales. In December 1998 he was elected President and Chief Executive Officer of XyEnterprise.

     Ms. Darland joined Xyvision in September 1998 as Vice President, Chief Financial Officer, Treasurer and Secretary. From September 1997 to June 1998 she served as Chief Financial Officer of Bitstream, Inc., a developer of font and electronic publishing technology. From September 1993 to August 1997 she served as President of Xitron, Inc., a developer of print servers, postscript interpreters and custom interfaces for the printing industry. In December 1998 she was elected Vice President, Chief Financial Officer, Treasurer and Secretary of XyEnterprise.

     Mr. LeBlanc has served as Vice President, Engineering of XyEnterprise since December 1998. From March 1998 to December 1998, he served as Vice President, Engineering of Xyvision. Previously he served as Vice President of Research and Development at Filemark, a developer of high-volume document management, COLD and Imaging storage and retrieval software from April 1993 to March 1998. Prior to joining Filemark, Mr. LeBlanc was Vice President of Engineering at Hager Telecommunications and held various consulting positions in the telecommunications industry. Mr. LeBlanc has over 16 years of development experience including design work.

     Ms. Bumbaca joined Xyvision in January 1984 and has served as Vice President, Customer Support of XyEnterprise since December 1998. From April 1998 to December 1998, she served as Vice President, Customer Support of Xyvision. Previously, Ms. Bumbaca held various positions in customer support including director, technical service manager, telephone support manager, new product manager, and technical writer.

     Mr. Borin joined Xyvision in May 1989 as Manager, Human Resources. In January 1992 he was promoted to Director, Human Resources. From September 1995 to December 1998 he served as Vice President, Human Resources of Xyvision. In December 1998, he was elected Vice President, Human Resources of XyEnterprise.

     Mr. Ulbricht has been with Xyvision since May 1991, and served as Vice President, North American Sales of XyEnterprise since December 1998. From January 1996 to December 1998, he served as Vice President, North American Sales of Xyvision. Previously, Mr. Ulbricht was the Sales Manager for Commercial Publishing of Xyvision. With over 26 years of experience in the electronic publishing industry, Mr. Ulbricht has held senior sales management positions with Automix Keyboards, Inc., Penta System International, Texet Corporation, and Omnipage, Inc.

     Each officer serves at the discretion of the Company's Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

                                    PART II


ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Xyvision's Common Stock is currently traded on the Nasdaq system under the symbol "XYVI". The price per share of the Xyvision's Common Stock is reported on the OTC Bulletin Board over a level 2 or level 3 Nasdaq workstation and through the National Quotation Bureau Pink Sheets.

     The following table sets forth the reported high and low bid prices for the Company's Common Stock for the periods indicated and after giving effect to the one-for-five reverse split of the Common Stock effective as of October 20, 1998.

                                           HIGH         LOW

     FISCAL YEAR ENDED MARCH 31, 1998
     April 1 - June 30 ...............    $  2.81      $  1.41
     July 1 - September 30 ...........       1.88         1.25
     October 1 - December 31 .........       1.72         1.25
     January 1 - March 31 ............       1.56         1.25

     FISCAL YEAR ENDED MARCH 31, 1999
     April 1 - June 30 ...............    $  1.80      $   .70
     July 1 - September 30 ...........       1.48          .70
     October 1 - December 31 .........        .71          .31
     January 1 - March 31 ............       1.00          .81

     As of May 31, 1999, there were approximately 556 holders of record of the Common Stock. No cash dividends have been declared on the Common Stock since Xyvision's formation. The Company does not expect to declare cash dividends on the Common Stock in the foreseeable future. Xyvision's Certificate of Incorporation and line of credit each currently prohibit the payment of dividends on the Common Stock.

ITEM 6. Selected Financial Data

     The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                                                                           FISCAL YEAR ENDED
                                                 _____________________________________________________________________
                                                 MARCH 31,      MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,
                                                     1999          1998         1997         1996         1995
                                                 ________       _______      _______      _______      _______
                                                 (in thousands, except per share data)
 INCOME STATEMENT DATA
 Revenues ...................................... $ 10,555       $16,501      $22,234      $22,414      $24,559
 Gross margin ..................................    4,570         5,675       10,406       10,170       12,045
 Operating expenses ............................   11,762        12,574       10,765       15,077       11,205
 (Loss) income from operations .................   (7,192)       (6,899)        (359)      (4,907)         840
 (Loss) income before income taxes
  and extraordinary item(1) ....................   (8,707)       (7,913)      (1,359)      (5,707)         321
 Net (loss) income allocable to common
  stockholders (1) .............................   (8,801)       (8,007)      (1,353)      (5,793)         286
 Basic (loss) earnings per share (1) ........... $  (3.08)      $ (2.81)     $  (.56)     $ (3.32)     $   .17
 Diluted (loss) earnings per share .............    (3.08)        (2.81)        (.56)       (3.32)         .14
 Weighted average common and common
  equivalent shares outstanding, basic .........    2,854         2,854        2,419        1,745        1,678
 Diluted .......................................    2,854         2,854        2,419        1,745        2,007

 FINANCIAL POSITION
 Cash and cash equivalents  .................... $    446       $   357      $   261      $   332      $   174
 Working capital deficit .......................  (15,918)      (10,788)      (4,834)      (6,751)      (3,200)
 Total assets ..................................    4,066         6,916        9,977       10,281       13,137
 Long-term debt ................................        -             -          165        5,421        4,655
 Stockholders' deficit ......................... $(15,731)      $(8,847)     $(1,867)     $(9,244)     $(4,116)

 OTHER INFORMATION
 Research and development expenditures,
  including capitalized software costs ......... $  4,040       $ 4,743      $ 4,381      $ 4,512      $ 4,410

--------------------------------------------------------------------------------
     (1) Fiscal 1997 results include an extraordinary item for a gain of $100, or $.04 per share, adjusted for reverse split, from the exchange of Debentures for unsecured, unsubordinated promissory notes, and shares of common stock (also, see Note 8 of the Notes to Consolidated Financial Statements).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     On December 31, 1998, Xyvision effected a corporate restructuring pursuant to which substantially all of the assets of Xyvision's publishing business were transferred to XyEnterprise in exchange for all the common shares of XyEnterprise, while the majority of its liabilities remained with Xyvision. All of the Company's revenues and most of its expenses occur at the XyEnterprise level. Xyvision's financial statements are consolidated with the financial statements of XyEnterprise.


RESULTS OF OPERATIONS

     The Company, through XyEnterprise, derives its systems revenues from the sale of perpetual licenses for its page composition, document management and third party software. Service revenues includes maintenance, support, consulting and training. Software licensing revenue is recognized upon shipment of the product if collection of the resulting receivable is probable and remaining Company obligations are insignificant. The Company's strategy of providing customers with complete integrated publishing solutions may result in bundling of services with software and recognition of software licensing revenue and services over the length of the implementation. Revenue from annual maintenance contracts is deferred and revenue is recognized ratably over the duration of the contract. Revenue for consulting and training is recognized when the services are performed and collectability is deemed probable.


     Cost of systems sales is comprised of the amortization of capitalized product development costs, royalty and third-party product expenses for the licensing or resale of technology and personnel-related costs incurred in providing consulting services, training to customers and telephone support.


YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

     Revenues decreased $5,946,000 from $16,501,000 in fiscal 1998 to $10,555,000 in fiscal 1999, primarily as a result of the sale of the Contex division on September 18, 1998 and reductions in the systems revenues of the publishing division during the first half of the year. Systems revenues decreased 56% from 1998. Service revenues decreased 18% primarily due to decreases in the services and maintenance billing of the Contex division.Gross margins were 43% of revenues in 1999, an increase from 34% in 1998. Systems margins were 61% of systems revenues, an increase from 47% in 1998. This increase was attributable to reduced amortization of capitalized software as well as changes in the mix of third-party software sold. Cost of sales in 1999 and 1998 included a write-down of $410,000 and $798,000, respectively of previously capitalized software to net realizable value. Service margins were 35% of service revenues in 1999, an improvement from 23% of service revenues in 1998. The improvement in margins was attributable to better utilization of personnel within the publishing division and the elimination of Contex expenses after the sale of the division.


     Research and development expenses, including capitalized software development costs, were $4,040,000 in 1999, a decrease from $4,743,000 in 1998, representing 38% and 29% of revenues for 1999 and 1998 respectively. These expenses consisted primarily of salaries and benefits for software developers, contracted development costs and related facilities costs. The decrease in the dollar amount of expenses reflects the reduction of headcount and other expenses of the Contex engineering staff. The increase as a percentage of total revenue in 1999 from 1998 was a result of a decrease in total revenue. Research and development expenditures for the publishing products reflect the Company's engineering effort to support the development of new products and enhancements of existing products.


     Capitalized software costs were $263,000 in fiscal 1999 as compared to $981,000 in fiscal 1998. The decrease in capitalized software costs primarily resulted from the sale of Contex and fewer Publishing projects being capitalized. Research and development expenses excluding capitalized software costs were 36% and 23% of revenues in 1999 and 1998, respectively. The increase in the percentage of net research and development expenses from fiscal 1998 to fiscal 1999 was primarily due to the significant decrease of revenue.


     Marketing, general and administrative expenses were $7,985,000, or 76% of revenues, in 1999 as compared to $8,812,000, or 53% of revenues, in fiscal 1998. Sales and marketing expenses consist primarily of salaries, benefits, sales commissions, travel and other expenses related to a direct sales force, and various marketing activities. General and administrative expenses consist primarily of personnel costs for general corporate management, finance, management information systems and human resources. The decrease in expense from 1998 resulted primarily from reduced sales, marketing and administrative costs as a result of the sale of the Contex division and the relocation of corporate headquarters to its existing location. The 1999 general and administrative costs included a charge of $564,000 for the direct transaction costs, costs to write off assets and other accruals associated with the sale of the Contex division.


     Interest income was $15,000 and $9,000 in 1999 and 1998, respectively. Interest expense accrued to third parties was $94,000 and $160,000 in fiscal 1999 and 1998, respectively. Interest expense payable to third parties includes the interest obligation on the Company's 6% Convertible Subordinated Debentures (the "Debentures") and the quarterly interest payments on the Company's 4% Promissory Notes. Interest expense payable to third parties decreased in fiscal 1999 as a result of the program to exchange the Debentures and 4% Promissory Notes for equity securities (note 8). Interest expense accrued to Tudor Trust, the largest stockholder of the Company, was $1,436,000 and $864,000 in fiscal 1999 and 1998, respectively. The increase in the accrued interest was a result of the increase in the borrowings under the line of credit (note 7).


     On September 18, 1998, the Company sold substantially all the assets of its Contex division, with the exception of approximately $300,000 of accounts receivable, for approximately $200,000 pursuant to the terms of an Asset Purchase Agreement dated September 18, 1998 between the Company and Barco, Inc. Included in the assets sold were inventory, equipment, certain accounts receivable, source code and object code for Contex PackageMaker, Contex Professional, Contex Rip'n'Strip and Contex Object Library. In connection with the sale, the Company recorded direct costs: costs to write-down other assets and other accruals for cost directly associated with the sale of approximately $564,000.


     The Company accrued dividends of $94,000, $94,000, and $94,000 on the Series B Preferred Stock of Xyvision during 1999, 1998, and 1997 as well as $15,000 on Series A Preferred Stock of XyEnterprise during fiscal 1999.


     The Company recorded net losses allocable to common stockholders of $8,801,000 and $8,007,000 for fiscal 1999 and 1998, respectively.


YEAR ENDED MARCH 31, 1998 COMPARED TO YEAR ENDED MARCH 31, 1997

     Revenues for 1998 decreased $5,733,000, a 26% decline, from $22,234,000 in fiscal 1997 to $16,501,000 in 1998. The decrease in systems revenues in fiscal 1998 was a result of decreased publishing revenues in the Pacific Rim geographic region and Contex European sales. Service revenues decreased 9% in fiscal 1998 primarily due to a decrease in Contex European maintenance, training and integration services.

     Gross margins were 34% of revenues in 1998, a decrease from 47% in 1997. Systems margins were 47% of systems revenues in fiscal 1998, a decrease from 63% in 1997. This decrease was primarily attributable to a charge of $798,000 for amortization of capitalized software written down to net realizable value. Service margins were 23% of service revenues in 1998, a slight decline from 24% in 1997. The decline in margin was attributable to the decrease in Publishing division revenues and a relatively higher level of costs related to outsourcing training and consulting.

     Research and development expenses, including capitalized software development costs, were $4,753,000 in 1998, an increase from $4,381,000 in 1997, representing 29% and 20% of revenues for 1998 and 1997, respectively. Capitalized software costs were $981,000 and $1,477,000 in 1998 and 1997, respectively. The increase in research and development expenditures in fiscal 1998 was primarily the result of headcount increases and maintenance of a competitive salary structure. Research and development expenses, excluding capitalized software development costs, were 23% and 13% of revenues in 1998 and 1997, respectively. The increase in the percentage of revenue of net research and development expenses from 1997 to 1998 was due to the significant decrease in revenue.

     Marketing, general and administrative expenses were $8,812,000, or 53% of revenues, in 1998 as compared to $7,861,000, or 35% of revenues, in fiscal 1997. The increase in expenses in 1998 was primarily a result of increased domestic and international marketing expenditures and the opening of European sales offices for the Publishing division.

     Interest income was $9,000 and $7,000 in 1998 and 1997, respectively. Interest expense accrued to third parties was $160,000 and $263,000 in fiscal 1998 and 1997, respectively. Interest expense paid to third parties includes the interest obligation on the Company's 6% Convertible Subordinated Debentures (the "Debentures") and the quarterly interest payments on the Company's 4% Promissory Notes. Interest expense from third parties decreased in fiscal 1998 as a result of the program to exchange the Debentures and 4% Promissory Notes for equity securities (note 8). Interest expense paid to Tudor Trust, the largest stockholder of the Company was $864,000 and $744,000 in fiscal 1998 and 1997, respectively. The increase in the accrued interest was a result of the increase in the borrowings under the line of credit (note 7).

     During fiscal 1997, the Company entered into exchange transactions with certain investors holding Debentures in the aggregate principal amount of $370,000. These Debenture holders exchanged their debentures for (i) an unsecured, unsubordinated promissory note of the Company, in the principal amount equal to 30% of the principal amount of the Debentures delivered for exchange, which bears interest at 4% per year, (ii) 27,400 shares of the Common Stock of the Company per $1,000,000 principal amount of Debentures exchanged, and (iii) 13,000 shares of Series B Preferred Stock per $1,000,000 principal amount of Debentures exchanged. As a result of the exchanges, the Company realized an extraordinary gain of $100,000, or $.04 per share.

     The Company recorded net losses allocable to common stockholders of $8,007,000 and $1,353,000 for fiscal 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 1999, the Company had cash and cash equivalents of $446,000, which is an increase of $90,000 from the previous fiscal year end. Approximately $3,834,000 of cash was used by operations and approximately $551,000 of cash was used in investing activities in fiscal 1999.

     In fiscal 1999, the Company invested $551,000 in capital assets, including $263,000 of capitalized software development costs, reflecting the Company's continuing commitment to its product development programs. The Company anticipates that it will continue to invest in capital assets as required to support its product development efforts and general business needs.

     Xyvision has a $12,227,000 amended line of credit with Tudor Trust, the largest stockholder of the Company of which $11,925,000 is outstanding at March 31, 1999. Mr. Jeffrey L. Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of Xyvision. This credit line, which is payable March 31, 2000 is collateralized by the Company's stock in XyEnterprise and has been used for working capital and general business purposes. The first $5,000,000 of the principal balance outstanding bears interest at 6% per year and the remaining principal balance bears interest at 8% per year. On December 31, 1998, XyEnterprise and Tudor Trust entered into a Loan Agreement providing XyEnterprise a $1,000,000 line of credit for working capital and general business purposes. The line of credit bears an interest rate of 8%, and is collateralized by substantially all of the assets of XyEnterprise. XyEnterprise has reached an agreement in principle with Tudor Trust to amend the line of credit, among other things, to increase the amount available thereunder to $1,750,000 and extend the maturity date to June 30, 2001. As of June 25, 1999, Xyvision had an outstanding credit line balance of $12,200,000 and XyEnterprise had an outstanding line of credit balance of $850,000 (Note 7).

     XyEnterprise has reached an agreement in principle with Tudor Trust whereby XyEnterprise will issue and sell 300,000 shares of its Series A Convertible Preferred Stock to Tudor Trust for an aggregate purchase price of $750,000. The Series A Preferred Stock converts into Common Stock of XyEnterprise on a one-for-one basis, subject to adjustment.

     See Note 8 to the Consolidated Financial Statements for a description of the Company's efforts to restructure the outstanding Debentures, 15% Promissory Notes and 4% Promissory Notes. Despite the fact that the Company has successfully restructured 96% of the Debentures, the Company can give no assurance about the outcome of continued restructuring efforts and does not expect the matters to be resolved in the near future.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a loss from operations in fiscal 1999 and has a working capital deficit and a stockholder's deficit at March 31, 1999 and 1998 and is in default on its 6% Convertible Subordinated Debentures and promissory notes (Note 8). The Company's attainment of profitable operations and sufficient additional financing, as well as the continued forebearance of its debentureholders, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's actions in regard to these matters are described in Notes 7 and 8. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications or liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company anticipates that its cash requirements for fiscal 2000 will be satisfied mainly from its credit line, as proposed to be amended, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes.

FOREIGN CURRENCY - CONVERSION TO EURO

     Certain of the member countries of the European Union have agreed to adopt the Euro as their legal currency. The Company has established plans and developed the necessary modifications for the technical adaptation of its internal information technology and other systems to accommodate euro-denominated transactions. The Company has assessed the business implications of the conversion to the euro, including long-term competitive implications and does not expect the euro conversion to have a significant impact on its results of operations, financial condition or cash flows. However, the Company will continue to assess the impact of euro conversion issues as the applicable accounting, tax, legal and regulatory guidance evolves.


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

Third-Party Products

     The Company has completed its assessment of its exposure to failures of products obtained from third parties regarding Year 2000 compliance. The primary risk in that regard relates to software applications integrated within its core applications, and the Company has received assurances that software licensed for use within products sold are Year 2000 compliant. Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has not yet developed contingency plans in the event of a year 2000 failure caused by a supplier or third party, but intends to consider developing such plans if a specific problem is identified. In some cases, especially with respect to its software vendors, alternative suppliers may not be available. Despite its efforts to test its own and third-party products, these products may contain undetected problems associated with Year 2000 compliance.

Information Technology and Operating Equipment

     The Company is in the process of identifying anticipated costs, problems and uncertainties associated with making its internal use systems Year 2000 compliant. Costs identified to date approximate $244,000 of which $130,000 has been expended. The Company expects to resolve the Year 2000 issue with respect to its computer systems and software applications during calendar year 1999 through upgrade, conversion, modification or replacement of non-compliant systems and applications. The Company's Year 2000 readiness task force continues to assess the exposure of its internal information technologies (IT), including operating equipment and software systems.

     The Company has determined that the replacement of older personal computers with non-compliant hardware and software with Year 2000 compliant technology represents the most extensive task yet to be completed. The Company has replaced its customer support database application with an application that offers additional features, better interfaces and is warranted to be Year 2000 compliant. The Company is currently approximately 80% complete with replacement of its human resource and financial business system, which it believes will offer substantial benefits of improved functionality, ease of use and maintenance and is Year 2000 compliant. The Company has identified a Year 2000 compliant vendor for its payroll application which will require minimal commitment from its IT group. The Company has identified and budgeted $100,000 in fiscal year 2000 for software and hardware replacement.

     The Company's communications infrastructure was partially upgraded in conjunction with its corporate relocation in February, 1998. The replacement of its voicemail system was accomplished in March 1999. The Company's telecommunication systems and internet connectivity is assured by its current suppliers to be Year 2000 compliant.

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

Contingency Plans

     The Company would expect Year 2000 related problems to be addressed by reliance upon its backup of its IT-related information assets with its physical hardcopy of customer files containing amounts owed, software and services previously delivered, and software options currently licensed by its customer base. There is no formal contingency plan under development, nor is one expected to be produced. The most likely worst case scenario is that the Company will have to upgrade applications without enhancing features and benefits in the financial, human resource and payroll applications. The Company has centralized the majority of its administrative functions at its corporate headquarters, and has a minimal reliance on widely geographically dispersed systems or networks to support its information resource needs.

     The foregoing shall be considered a Year 2000 readiness disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
     The Company does not currently use derivative financial instruments. We generally place our marketable security investments in high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

     Internationally, the Company invoices customers primarily in local currency. We are exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. We do not currently enter into foreign currency hedge transactions. Through March 31, 1999, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

ITEM 8. Financial Statements and Supplementary Data



                       REPORT OF INDEPENDENT ACCOUNTANTS
To the Board of Directors and Stockholders of Xyvision, Inc.:
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, changes in stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Xyvision, Inc. and its subsidiaries (the "Company") at March 31, 1999 and March 31, 1998, and the result of their operations and their cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses from operations, a working capital deficit, stockholders' deficit and is in default on interest payments on its 6% Convertible Subordinated Debentures, 15% Promissory Notes and its 4% Promissory Notes. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                                 /s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
June 25, 1999

                                XYVISION, INC.
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 1999 AND 1998


  ASSETS                                                                        1999               1998
                                                                            ___________        ___________
  Current assets:
  Cash and cash equivalents .............................................    $     446,417      $     356,526
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $442,946
    and $732,738 at March 31, 1999 and 1998, respectively ...............        1,607,699          3,630,365
  Inventories ...........................................................          513,144            337,045
  Other current assets ..................................................          296,327            650,664
                                                                            ______________     ______________
  Total current assets ..................................................        2,863,587          4,974,600
  Property and equipment, net ...........................................          639,127            850,583
  Other assets, net, principally capitalized software costs .............          562,871          1,090,453
                                                                            ______________     ______________
  Total assets ..........................................................    $   4,065,585      $   6,915,636
                                                                            ==============     ==============
  LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current liabilities:
  Note payable to stockholder, less unamortized discount of $679,730
   at March 31, 1999 and $1,031,710 at March 31, 1998 ...................    $  11,245,270      $   9,168,290
  Current portion of long-term debt .....................................        2,206,110          2,206,110
  Accounts payable and accrued expenses .................................        2,829,060          2,277,339
  Deferred service revenues .............................................        1,378,097          1,164,482
  Other current liabilities .............................................        1,122,805            946,720
                                                                            ______________     ______________
  Total current liabilities .............................................       18,781,342         15,762,941
                                                                            ______________     ______________
  Total liabilities .....................................................       18,781,342         15,762,941
                                                                            ______________     ______________
  Minority interest in subsidiary                                                1,015,000                  -
  Commitments and contingencies
  Stockholders' deficit:
   Capital stock:
    Series preferred stock, $1.00 par value; 1,700,000 shares
     authorized; no shares issued and outstanding .......................                -                  -
    Series B convertible preferred stock, $1.00 par value: 300,000 shares authorized;  235,299 issued and outstanding at March 31, 1999 and 1998 (aggregate liquidation preference of $3,245,567 and
     $3,151,447, respectively) ..........................................          235,299            235,299
    Series C convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 175,000 shares issued and outstanding at
     March 31, 1999 .....................................................        1,750,000                  -
    Common stock, $.03 par value; 25,000,000 shares authorized;
     2,949,616 issued and outstanding at March 31, 1999 and 1998,
     including treasury stock ...........................................           88,488             88,488
  Additional paid-in capital ............................................       51,123,809         50,956,310
  Accumulated deficit ...................................................      (67,759,816)       (58,958,865)
                                                                            ______________     ______________
                                                                               (14,562,220)        (7,678,768)
  Less:
  Treasury common stock, at cost; 95,333 shares at March 31, 1999 and
  1998, respectively ....................................................       (1,168,537)        (1,168,537)
                                                                            ______________     ______________
  Total stockholders' deficit ...........................................      (15,730,757)        (8,847,305)
                                                                            ______________     ______________
  Total liabilities and stockholders' deficit ...........................    $   4,065,585      $   6,915,636
                                                                            ==============     ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                                  1999              1998               1997
                                                                  ____              ____               ____
   Revenues:
    Systems ..........................................    $  3,474,551      $  7,914,014       $ 12,792,836
    Service ..........................................       7,080,646         8,586,803          9,441,164
                                                          ____________      ____________       ____________
      Total revenues .................................      10,555,197        16,500,817         22,234,000
                                                          ____________      ____________       ____________

   Cost of sales:
    Systems ..........................................       1,371,012         4,213,480          4,679,212
    Service ..........................................       4,613,865         6,612,198          7,148,693
                                                          ____________      ____________       ____________
      Total cost of sales ............................       5,984,877        10,825,678         11,827,905
                                                          ____________      ____________       ____________

   Gross margin ......................................       4,570,320         5,675,139         10,406,095
                                                          ____________      ____________       ____________

   Expenses:
    Research and development .........................       3,776,692         3,761,973          2,904,137
    Marketing, general, and administrative ...........       7,985,172         8,812,483          7,861,312
                                                          ____________      ____________       ____________
      Total operating expenses .......................      11,761,864        12,574,456         10,765,449
                                                          ____________      ____________       ____________
   Net loss from operations ..........................      (7,191,544)       (6,899,317)          (359,354)
                                                          ____________      ____________       ____________
   Other income (expense), net:
    Interest income ..................................          14,639             9,134              7,486
    Interest expense - third party ...................         (93,627)         (159,515)          (262,555)
    Interest expense - stockholder ...................      (1,436,299)         (863,512)          (744,308)
                                                          ____________      ____________       ____________
      Total other expense, net .......................      (1,515,287)       (1,013,893)          (999,377)
                                                          ____________      ____________       ____________
   Loss before income taxes and
    extraordinary item ...............................      (8,706,831)       (7,913,210)        (1,358,731)
   Provision for income taxes ........................               -                 -                  -
                                                          ____________      ____________       ____________
   Loss before extraordinary item ....................      (8,706,831)       (7,913,210)        (1,358,731)
   Extraordinary item:
    Gain on exchange of convertible subordinated
     debentures ......................................               -                 -            100,000
                                                          ____________      ____________       ____________
   Net loss ..........................................      (8,706,831)       (7,913,210)        (1,258,731)
   Accrued preferred stock dividends .................          94,120            94,120             93,795
                                                          ____________      ____________       ____________
   Net loss allocable to common stockholders .........    $ (8,800,951)     $ (8,007,330)      $ (1,352,526)
                                                          ============      ============       ============
   Basic and diluted earnings per share:
   Loss allocable to common stockholders before
    extraordinary item ...............................           (3.08)            (2.81)             (0.60)
   Extraordinary item ................................               -                 -                0.04
                                                          ____________      ____________       _____________
   Net loss per share ................................           (3.08)            (2.81)             (0.56)
                                                          ============      ============       =============
   Weighted-average common and common equivalent
    shares outstanding ...............................       2,854,283         2,853,881          2,419,383
                                                          ============      ============       =============

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997

                                                                             1999               1998               1997
                                                                         ___________        ___________        ___________
OPERATIONS:
Net loss .............................................................     $ (8,706,831)      $ (7,913,210)      $ (1,258,731)
Adjustments to reconcile net loss to net cash used by
 operations:
Gain on exchange of convertible subordinated debentures ..............                -                  -           (100,000)
Depreciation and amortization ........................................        1,225,278          1,960,900          1,689,477
Interest expense related to warrants .................................          519,479            318,290            250,000
Writedown of capitalized software to net realizable value ............          410,000            798,000                  -
Loss on sale of Contex assets ........................................          379,000                  -                  -
Provision for losses on accounts receivable ..........................          366,184            868,921            483,636
Operating assets and liabilities:
 Accounts receivable .................................................        1,656,482          1,044,978           (139,051)
 Inventories .........................................................         (176,099)           (25,643)            65,300
 Other current assets ................................................          347,539             83,050             28,719
 Accounts payable and accrued expenses ...............................         (180,624)          (691,319)          (796,492)
 Other current liabilities ...........................................          325,719            (74,597)          (262,909)
                                                                         ______________     ______________     ______________
Net cash used by operations ..........................................       (3,833,873)        (3,630,630)           (34,892)
                                                                         ______________     ______________     ______________
INVESTMENTS:
Additions to property and equipment ..................................         (288,287)          (592,577)          (503,216)
Proceeds from sales of property and equipment ........................                -                  -              6,621
Capitalized software costs ...........................................         (262,949)          (981,299)        (1,477,154)
                                                                         ______________     ______________     ______________
Net cash used by investments .........................................         (551,236)        (1,573,876)        (1,973,749)
                                                                         ______________     ______________     ______________
FINANCING:
Proceeds from line of credit and warrants from a stockholder .........        3,575,000          5,500,000          4,000,000
Proceeds from sale of subsidiary's preferred stock ...................        1,000,000                  -                  -
Repayment of line of credit to a stockholder .........................         (100,000)          (200,000)        (2,500,000)
Proceeds from issuance of common stock from treasury .................                -                  -                510
Exercise of warrants .................................................                -                  -            200,000
Loan payment from Employee Stock Ownership Plan ......................                -                  -            237,142
                                                                         ______________     ______________     ______________
Net cash provided from financing .....................................        4,475,000          5,300,000          1,937,652
                                                                         ______________     ______________     ______________
Net increase (decrease) in cash and cash equivalents .................           89,891             95,494            (70,989)
Cash and cash equivalents at the beginning of the year ...............          356,526            261,032            332,021
                                                                         ______________     ______________     ______________
Cash and cash equivalents at the end of the year .....................     $    446,417       $    356,526       $    261,032
                                                                         ==============     ==============     ==============
Supplemental cash flow information:
Conversion of debt from shareholder ..................................     $  1,750,000                  -                  -
Accrued dividends on preferred stock .................................           94,120             94,120             93,795
Conversion of 6% debentures to equity ................................                -       $     20,000       $  2,000,000
Conversion of 4% notes to equity .....................................                -                  -          4,973,500
Conversion of accrued interest on 6% debentures to equity ............                -              7,140            648,658
Conversion of 6% debentures to 15% and 4% notes ......................                -                  -            340,000
Conversion of 15% notes to 4% notes ..................................                -                  -            177,000
Conversion of accrued interest on 15% notes to Series B
 Preferred Stock .....................................................                -                  -             75,460
Issuance of common stock purchase warrants to stockholder ............                -          1,000,000            600,000
Interest payments ....................................................                -            406,000            409,000

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE YEARS ENDED MARCH 31, 1997, 1998 AND 1999

                                                             PREFERRED   PREFERRED                ADDITIONAL
                                                               STOCK       STOCK       COMMON       PAID-IN
                                                             SERIES B     SERIES C     STOCK        CAPITAL
                                                            ___________ _____________   _____      _________
 Balance, March 31, 1996 .................................. $222,943                   $55,802    $41,485,203
 Reduction of common stock with the reversal of
   $30,000 of 15% notes payable to Convertible
   Subordinated Debentures, 643 shares ....................                                (19)          (684)
 Issuance of common stock with the
   exchange of $370,000 of Convertible Subordinated
   Debentures into 4% notes payable, 10,138 shares ........                                304         15,547
 Issuance of Series B Preferred stock with the exchange
   of $370,000 Convertible Subordinated Debentures
   into 4% notes payable, 4,810 shares ....................    4,810                                   43,290
 Issuance of common stock with the exchange of
   $177,000 15% notes payable into 4% notes payable,
   3,540 shares                                                                            106          5,381
 Issuance of Series B preferred stock with the exchange
   of $177,000 15% notes payable into 4% notes
   payable, 7,546 shares ..................................    7,546                                   67,914
 Issuance of common stock with the exchange of
   $2,000,000 Convertible Subordinated Debentures
   into equity, 159,079 shares ............................                              4,772      2,615,697
 Issuance of common stock with the exchange of
   $4,973,500 4% notes payable into equity 497,350
   shares .................................................                             14,920      4,912,515
 Issuance of common stock for exercise of warrants,
   418,500 shares .........................................                             12,555        187,445
 Issuance of common stock from treasury for
   employment service awards, 240 shares ..................                                            (3,090)
 Issuance of common stock purchase
   warrants to stockholder ................................                                           600,000
 Payments on receivable from Employee
   Stock Ownership Plan ...................................
 Dividends on Series B Preferred Stock ....................
 Net loss .................................................
 Balance, March 31, 1997 ..................................  235,299                    88,440     49,929,218
                                                            ________    __________     _______    ___________
 Issuance of common stock with the
   exchange of $20,000 of Convertible Subordinated
   Debentures into equity, 1,645 shares ...................                                 48         27,092
 Issuance of common stock purchase
   warrants to stockholder  ...............................                                         1,000,000
 Dividends on Series B Preferred Stock  ...................
 Net loss .................................................
 Balance, March 31, 1998 ..................................  235,299                    88,488     50,956,310
                                                            ________                   _______    ___________
 Issuance of Series C convertible preferred
   175,000 shares issued ..................................               1,750,000
 Issuance of Common Stock purchase warrants to
 shareholder ..............................................                                       $   300,000
 Writedown of discount from forgiveness of warrants .......                                          (132,501)
 Dividends on Series B Preferred ..........................
 Net Loss .................................................
 Balance, March 31, 1999 .................................. $235,299    $1,750,000     $88,488    $51,123,809
                                                            ========    ===========    =======    ===========



                                                                                                RECEIVABLE
                                                                                                   FROM
                                                                                                 EMPLOYEE
                                                                                                  STOCK           TOTAL
                                                              ACCUMULATED       TREASUR  Y      OWNERSHIP       STOCKHOLDERS'
                                                                DEFICIT           STOCK            PLAN           DEFICIT
                                                               _________          _______        _______       ___________
 Balance, March 31, 1996 ..................................   $ (49,599,009)    $ (1,172,137)   $  (237,142)   $   (9,244,340)
 Reduction of common stock with the reversal of
   $30,000 of 15% notes payable to Convertible
   Subordinated Debentures, 643 shares ....................                                                              (703)
 Issuance of common stock with the
   exchange of $370,000 of Convertible Subordinated
   Debentures into 4% notes payable, 10,138 shares ........                                                            15,851
 Issuance of Series B Preferred stock with the exchange
   of $370,000 Convertible Subordinated Debentures
   into 4% notes payable, 4,810 shares ....................                                                            48,100
 Issuance of common stock with the exchange of
   $177,000 15% notes payable into 4% notes payable,
   3,540 shares                                                                                                         5,487
 Issuance of Series B preferred stock with the exchange
   of $177,000 15% notes payable into 4% notes
   payable, 7,546 shares ..................................                                                            75,460
 Issuance of common stock with the exchange of
   $2,000,000 Convertible Subordinated Debentures
   into equity, 159,079 shares ............................                                                         2,620,469
 Issuance of common stock with the exchange of
   $4,973,500 4% notes payable into equity 497,350
   shares .................................................                                                         4,927,435
 Issuance of common stock for exercise of warrants,
   418,500 shares .........................................                                                           200,000
 Issuance of common stock from treasury for
   employment service awards, 240 shares ..................                            3,600                              510
 Issuance of common stock purchase
   warrants to stockholder ................................                                                           600,000
 Payments on receivable from Employee
   Stock Ownership Plan ...................................                                         237,142           237,142
 Dividends on Series B Preferred Stock ....................         (93,795)                                          (93,795)
 Net loss .................................................      (1,258,731)                                       (1,258,731)
                                                              _____________                                    ______________
 Balance, March 31, 1997 ..................................     (50,951,535)      (1,168,537)             -        (1,867,115)
                                                              _____________     ____________    ___________    ______________
 Issuance of common stock with the
   exchange of $20,000 of Convertible Subordinated
   Debentures into equity, 1,645 shares ...................                                                            27,140
 Issuance of common stock purchase
   warrants to stockholder  ...............................                                                         1,000,000
 Dividends on Series B Preferred Stock  ...................         (94,120)                                          (94,120)
 Net loss .................................................      (7,913,210)                                       (7,913,210)
                                                              _____________                                    ______________
 Balance, March 31, 1998 ..................................     (58,958,865)      (1,168,537)             -        (8,847,305)
                                                              _____________     ____________    ___________    ______________
 Issuance of Series C convertible preferred
   175,000 shares issued ..................................                                                         1,750,000
 Issuance of Common Stock purchase warrants to
 shareholder ..............................................                                                           300,000
 Writedown of discount from forgiveness of warrants .......                                                          (132,501)
 Dividends on Series B Preferred ..........................         (94,120)                                          (94,120)
 Net Loss .................................................      (8,706,831)                                       (8,706,831)
                                                              _____________                                    ______________
 Balance, March 31, 1999 ..................................   $ (67,759,816)    $ (1,168,537)   $         -    $  (15,730,757)
                                                              =============     ============    ===========    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

   a. Nature of Business: Xyvision, Inc. (the "Company"), through its subsidiaries, develops, markets, and supports content management and publishing software products. These products help companies create, manage and distribute large amounts of information and automate the compilation and delivery of this content into paper, electronic and web based formats.


   b. Basis of Presentation: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a loss from operations in fiscal 1999, has a working capital deficit, a stockholder's deficit and is in default on its 6% Convertible Subordinated Debentures, 15% Promissory Notes, and its 4% Promissory Notes (Note 8). The Company's attainment of profitable operations and sufficient additional financing, as well as the continued forebearance of its debentureholders, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's actions in regard to these matters are described in Notes 7 and 8. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

   c. Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries Xyvision Enterprise Solutions and Xyvision Design Systems. The consolidated financial statements of Xyvision Enterprise Solutions include the accounts of Xyvision Enterprise Solutions and its wholly owned subsidiaries: Xyvision Enterprise Solutions Europe Ltd. (an English corporation), Xyvision S.A.R.L. (a French corporation) and Xyvision Enterprise Solutions GmbH (a German corporation). All material intercompany transactions and balances have been eliminated in consolidation.

   d. Cash and cash equivalents: The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     The Company anticipates that its cash requirements for fiscal 2000 will be satisfied mainly from its credit line, as proposed to be amended, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes. There can be no assurance that the forbearance by the debtholders will continue.

   e. Inventories: Inventories are stated at the lower of cost, determined under the first-in, first-out method, or market.

   f. Property and Equipment: Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized while repair and maintenance charges are expensed when incurred. Depreciation and amortization are computed on a straight-line basis over the useful lives of the assets, except for leasehold improvements which are amortized over the lesser of the term of the lease or the estimated useful life of the related asset. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. Any gain or loss is included in income.

     The following lives are used to provide for depreciation and amortization:


                                                             LIVES IN YEARS
                                                             _______________
       Design, test, and manufacturing equipment .........         2-5
       Office furniture and fixtures .....................          7
       Leasehold improvements ............................         2-4
       Purchased software ................................          5
       Delivery and service vehicles .....................          3

                                XYVISION, INC.

   g. Revenue Recognition: During 1999, the Company recognized revenue in accordance with Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition." The Company's systems revenue is derived from the sale of perpetual licenses for its page composition, document management and third party software. Services revenues include maintenance and support, consulting and training services. Revenue from license arrangements is recognized upon shipment of the product if collection of the resulting receivable is probable and remaining Company obligations are insignificant. The Company's strategy of providing customers with complete integrated publishing solutions may result in bundling of services with software and recognition of software licensing revenue and services over the length of the implementation in conformity with Accounting Research Bulletin No. 45, Long-Term Construction Type Contracts" using the relevant guidance of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production Type Contracts." If vendor specific evidence does not exist for all undelivered elements, revenue is deferred until all elements have been delivered.

     Payments received in advance of shipment are recorded as deferred revenue until services are delivered. Revenue from annual maintenance contracts are deferred and revenue is recognized ratably over the duration of the contract. Revenue for consulting and training is recognized when the services are performed and collectability is deemed probable.

     The loss of a major customer or a delay in an order by such customer may have a material adverse effect on the Company's business, operating results and financial condition.

   h. Software Development Costs: Costs for research, design, and development of software for sale to others incurred prior to the achievement of "technological feasibility" are charged to expense. The Company capitalizes certain software costs in accordance with Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for costs of computer software to be sold, leased or otherwise marketed." The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated life of the product including the period being reported on. It is reasonably possible that the estimate of anticipated future gross revenues, the remaining estimated economic life of the product or both could vary from management's estimates. The Company periodically reviews capitalized software for net realizable value. Any adjustments resulting from this analysis is included in income.

   i. Earnings Per Common Share: The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share," beginning with the fiscal year ended March 31, 1998. This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of common equivalent securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options were exercised. The Company has restated all share references due to 5 for 1 stock split effective October 20, 1998.

   j. Foreign Currency: The Company has elected to use the US dollar as its functional currency, accordingly, all balance sheet accounts of foreign operations are translated into US dollars at the year-end rate of exchange and statements of operations items are translated at the weighted average exchange rate for the year. Gains and losses from foreign currency translations and transactions, such as those resulting from the settlement of foreign receivables or payables, are charged to the Statement of Operations as incurred.

   k. Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company sells its products primarily to major corporations and systems integrators that serve a wide variety of U.S. and foreign markets. The practice of establishing reasonable credit lines limits risk. The Company maintains allowances for doubtful accounts and believes these are adequate to cover potential credit risks.

                                XYVISION, INC.

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

   m. New Accounting Pronouncements:In December 1997, the FASB issued
     Statement of Position No. 97-2 ("SOP 97-2") Software Revenue Recognition." In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-9 ("SOP 98-9"), "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." The provisions of SOP 98-9 have been adopted for transactions entered into during the fiscal period beginning January 1, 1999. The adoption of SOP 98-9 did not have a material impact on revenue recognized during the period or year ended March 31, 1999.

   n. Accounting for Stock-Based Compensation: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), issued in 1995, defined a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As provided for in SFAS 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The required disclosures under SFAS 123, as if the Company had applied the new method of accounting, are included in Note 10.


2. Accounts Receivable

     Trade receivables do not contain any material amounts collectible over a period in excess of one year.


3. Inventories

     Inventory consists primarily of finished goods from third-party vendors for 1999. For 1998 inventory consisted primarily of hardware, third-party software, and support of Contex and Eclipse business.


4. Property and Equipment

     Property and equipment consists of:

                                                         MARCH 31, 1999     MARCH 31, 1998
                                                         ________________   _________________
   Design, test, and manufacturing equipment .........   $1,871,158         $2,332,982
   Office furniture and fixtures .....................      155,406            335,128
   Leasehold improvements ............................      432,771            422,289
   Purchased software ................................      377,151            270,181
   Delivery and service vehicles .....................        9,333              9,333
                                                         __________         __________
                                                          2,845,819          3,369,913
   Accumulated depreciation and amortization .........   (2,206,692)        (2,519,330)
                                                         __________         __________
                                                         $  639,127         $  850,583
                                                         ==========         ==========

     Depreciation and amortization expense for property and equipment for fiscal 1999, 1998 and 1997 was $452,000, $471,000 and $483,000, respectively.

                                XYVISION, INC.

5. Other Assets

     Other assets consists of the following, which are presented net of any accumulated amortization



                                          MARCH 31, 1999     MARCH 31, 1998
                                          ________________   _______________
   Capitalized software costs .........   $479,297           $  975,307
   Debenture issuance costs ...........      7,161               10,622
   Other ..............................     76,413              104,524
                                          ________           __________
                                          $562,871           $1,090,453
                                          ========           ==========

     The Company continually evaluates the future benefit of its capitalized software costs. During fiscal 1999 and 1998, the Company determined that certain costs exceeded its net realizable value due to new software technologies developed and released by the Company. Accordingly, the Company wrote down these capitalized software costs by $410,000 in fiscal 1999 and $798,000 in fiscal 1998. Capitalized software costs amortized and charged to expense were $262,000, $2,275,000, and $1,152,000, in fiscal 1999, 1998, and
1997, respectively. Capitalized software costs are presented net of accumulated amortization of $2,478,000 and $2,653,000 at March 31, 1999 and 1998,
respectively.

     Debenture issuance costs amortized and charged to expense were $3,000, $4,000, and $6,000, in fiscal 1999, 1998, and 1997, respectively. In addition, as a result of the exchange of Debentures in fiscal 1997 related Debenture issuance costs of $27,000 were written off as a reduction to the extraordinary gain recognized in fiscal year 1997. The accumulated amortization of the Debenture issuance costs was $777,000 and $774,000 at March 31, 1999 and 1998, respectively. (See Note 8)


6. Other Current Liabilities

     Other current liabilities consists of:



                                                             MARCH 31, 1999     MARCH 31, 1998
                                                             ________________   _______________
   Interest payable on debentures ........................      642,603          561,303
   Dividends payable on Series B Preferred Stock .........      304,328          210,209
   Other .................................................      175,874          175,208
                                                             __________         ________
                                                             $1,122,805         $946,720
                                                             ==========         ========

7. Note Payable to Stockholder

     Xyvision has a line of credit with Tudor Trust ("Tudor Trust"), the largest stockholder of the Company. Mr. Jeffrey Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of Xyvision. The line, which is payable on March 31, 2000, is collateralized by the Company's stock in Xyvision Enterprise Solutions, Inc., a majority owned subsidiary ("XyEnterprise), and has been used for working capital and general business purposes. Interest on the line of credit is payable on March 31, 2000 in cash, provided that Tudor Trust has the option to receive interest on a quarterly basis after January 1, 1999, payable in shares of common stock based on the fair market value of the Common Stock. Since the initial establishment of the credit line on June 30, 1992, there have been numerous amendments, each amendment has increased the maximum loan amount thereunder and provided other terms and provisions.

     On July 1, 1998, the Company and Tudor Trust entered into an additional amendment to the line of credit that, among other things, (i) increased the maximum loan amount thereunder to $13,500,000, (ii) provided that Tudor Trust shall have the sole discretion to decide whether or not to make advances of funds thereunder, (iii) provided Tudor Trust with the option of receiving the interest payable thereunder in cash or in shares of Common Stock based on the fair market value of the Common Stock, (iv) provided for the issuance by the Company to Tudor Trust

                                XYVISION, INC.

of a common stock purchase warrant covering 600,000 shares of Common Stock of the Company at an exercise price of $1.25 per share (representing the fair market value of the Common Stock on the date of issuance),(v) increased the interest rate on the line of credit from 6% to 8% per annum, and (vi) the value of the warrants (representing the parties understanding as to the fair market value of the common stock of the Company as of the date of warrant issue) is part of the unamortized discount of the note payable to stockholder. Notwithstanding the fact the warrants have been cancelled, as described in the following paragraph, the Company has continued to amortize the portion of these warrants related to the outstanding line of credit balance into interest expense.

     On December 31, 1998, as part of the corporate restructuring plan approved by the Board of Directors and further described in Note 9 to the Consolidated Financial Statements, Tudor Trust converted $1,750,000 of the outstanding indebtedness under the line of credit into 175,000 shares of Series C Preferred Stock of Xyvision (which are convertible into 1,750,000 shares of Common Stock). In addition, the Company and Tudor Trust entered into an additional amendment to the line of credit that, among other things (i) provided that an additional $5,000,000 of the outstanding indebtedness will become convertible at a rate of $10.00 per share into shares of Series C Preferred Stock beginning in June 1999 at the option of Tudor Trust, (ii) decreased the interest rate on the convertible portion of the line of credit from 8% to 6% per annum, (iii) decreased the maximum loan amount thereunder to $12,227,000 less any amount converted from time to time into the Company's Series C Preferred Stock, and
(iv) Tudor Trust released its liens on the assets of Xyvision that were transferred to XyEnterprise while taking a security interest in the stock of XyEnterprise held by Xyvision.

     On December 31, 1998, XyEnterprise and Tudor Trust entered into a Loan Agreement providing XyEnterprise with a $1,000,000 line of credit for working capital and general business purposes. The line of credit bears an interest rate of 8% per annum, and is collateralized by substantially all of the assets of XyEnterprise. XyEnterprise has reached an agreement in principle with Tudor Trust to amend the line of credit, among other things, to increase the amount available thereunder to $1,750,000 and extend the maturity date to June 30, 2001. As of March 31, 1999, including the line of credit available to XyEnterprise, the Company had an outstanding line of credit balance of $11,925,000. As of June 25, 1999, the Company had borrowed $13,050,000 of the $13,977,000 available under the credit lines (Note 7).


8. Current Maturities of Long-Term Debt

     Current portion of long-term debt consists of:



                                                                MARCH 31,       MARCH 31,
                                                                  1999            1998
                                                               __________      __________
     6% Convertible Subordinated Debentures ................   $1,355,000      $1,355,000
     15% promissory notes, due fiscal 1996  ................      116,110         116,110
     4% promissory notes, due fiscal 1998 and 1999 .........      735,000         735,000
                                                               __________      __________
                                                                2,206,110       2,206,110
     Current maturities of long-term debt ..................    2,206,110       2,206,110
                                                               __________      __________


     In May 1987, the Company issued $25,000,000 principal aggregate amount of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into common stock at a conversion price of $112.50 per share. Interest on the Debentures is payable annually and the Debentures may be called by the Company under certain conditions. During fiscal 1992, the Company began a program to restructure its financial position, specifically, the Debentures, which program continues to this date.

     From March 10, 1992 to September 30, 1996, the Company completed restructuring transactions pursuant to which the holders of a total of $19,035,000 aggregate principal amount of Debentures generally exchanged Debentures for a combination of unsecured, unsubordinated promissory notes of the Company bearing interest at 15% per year and shares of Common Stock. Between September 30, 1996 and December 31, 1998, the Company completed restructuring transactions pursuant to which the holders of a total of $2,020,000

                                XYVISION, INC.

aggregate principal amount of Debentures generally exchanged Debentures for shares of Common Stock. As of June 25, 1999, a total of $1,330,000 principal amount of Debentures remained outstanding. The Company may seek to restructure the remaining Debentures, but there can be no assurance that it will do so.


     The Company did not make the interest payment due on the Debentures on May 5, of 1992, 1993, 1994, 1995, 1996, 1997, 1998 or 1999. As of June 25, 1999,
the cumulative unpaid interest due on the Debentures totaled $663,000. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of no less than 25% of outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of June 25, 1999, no such acceleration had occurred or been threatened.


     As of March 31, 1998, the Company had completed restructuring transactions pursuant to which the holders of 15% Promissory Notes in the aggregate principal amount of $5,709,000 with accrued interest of $2,353,000 generally exchanged 15% Promissory Notes (including all rights to receive any interest accrued thereon) for a combination of unsecured, unsubordinated promissory notes of the Company bearing interest at 4% per year, for shares of Common Stock and shares of Series B Preferred Stock. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. As of June 25, 1999, cumulative accrued but unpaid dividends on the Series B Preferred Stock totaled $328,000. As of June 25, 1999, 15% Promissory Notes in an aggregate principal amount of $60,000 with accrued interest of $67,250 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes, but there can be no assurance that it will do so.


     As of March 31, 1999, the Company had completed restructuring transactions pursuant to which the holders of 4% Promissory Notes in the aggregate principal amount of $4,974,000 generally exchanged 4% Promissory Notes for shares of Common Stock plus accrued but unpaid interest. As of June 25, 1999, 4% Promissory Notes in an aggregate principal amount of $389,000 with accrued interest of $19,000 were overdue. The Company may seek to restructure the remaining 4% Promissory Notes, but there can be no assurance that it will do so.


     The Company continues to negotiate, in good faith, restructuring transactions with as many of the remaining holders of Debentures, 15% Promissory Notes and 4% Promissory Notes as possible. Independently of the Company, Tudor Trust has made an offer to certain holders of Debentures, 15% Promissory Notes and 4% Promissory Notes to purchase such securities at 10% of their face amount. Tudor Trust has agreed to reduce the Company's liability with respect to such securities to the purchase price paid by Tudor Trust. As of June 25, 1999, $347,000 aggregate principal amount of the 4% Promissory Notes and $25,000 of the Debentures have been purchased. However, despite the fact that 96% of the Debentures have been restructured and the Company has been unable to identify 4% of the remaining Debentures, the Company can still give no assurance about the outcome of these restructuring efforts and does not expect the matters to be resolved in the near future.


9. Restructuring

     On December 31, 1998, the Company completed a corporate restructuring plan (the "Restructuring") pursuant to which, among other things, substantially all of the assets of Xyvision's publishing business were transferred to XyEnterprise in exchange for shares of common stock of XyEnterprise, while the majority of its liabilities, including obligations under its line of credit with Tudor Trust, remained with Xyvision. As described in Note 7 to the Consolidated Financial Statements, Xyvision's credit line with Tudor Trust was amended. In addition, Tudor Trust converted $1,750,000 of the outstanding indebtedness under the Xyvision line of credit into 175,000 shares of Xyvision's Series C Preferred Stock, which are convertible into Xyvision Common Stock. An additional $5,000,000 of the outstanding indebtedness under the Xyvision line of credit became convertible into shares of Series C Preferred Stock in June 1999 at the option of Tudor Trust at the conversion ratio of $10.00 per share. Tudor Trust has also surrendered for cancellation all of its Common Stock Purchase Warrants, covering an aggregate of 4,956,000 shares of Xyvision Common Stock at various exercise prices. Tudor Trust has initially provided XyEnterprise with a $1,000,000 line of credit, as well as

                                XYVISION, INC.

invested $1,000,000 to purchase 400,000 shares of Series A Preferred Stock of XyEnterprise. XyEnterprise has reached an agreement in principle with Tudor Trust to amend the line of credit, among other things, to increase the amount available thereunder to $1,750,000 and extend the maturity date to June 30, 2001.

     Xyvision has reached an agreement in principle with Tudor Trust whereby XyEnterprise will issue and sell 300,000 shares of its Series A Convertible Preferred Stock to Tudor Trust for an aggregate purchase price of $750,000. The Series A Preferred Stock converts to Common Stock of XyEnterprise on a one-for-one basis, subject to adjustment.


10. Income Taxes

     For fiscal years 1999, 1998, and 1997 the Company was not required to provide for income taxes and had no effective income tax rate due to the utilization of net operating loss carryforwards. The Company was not required to make an alternative minimum tax payments in fiscal 1997, 1998 or 1999.

     As of March 31, 1999, the Company had net operating loss carryforwards of $53,568,000 expiring at various dates from fiscal 2005 to fiscal 2019, investment tax credits of $58,000 expiring at various dates from fiscal 2000 to fiscal 2002, and research and development credits of $1,316,000 expiring at various dates from fiscal 2000 to fiscal 2009. These items are available to reduce future income taxes payable.

     As of March 31, 1999, 1998, and 1997 the Company's deferred tax assets of approximately $21,730,000, $21,693,000, and $20,157,000, respectively, consisted primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets.

     Under Federal tax laws, certain changes in ownership or classification of debt of the Company, which may not be within the Company's control, may restrict future utilization of these carryforwards.


11. Stock Option Plans

     The Company's 1982 Stock Option Plan expired on May 5, 1992. No options were granted under the 1982 Stock Option Plan after March 31, 1992. Under the 1982 Stock Option Plan, incentive stock options were granted at a price greater than or equal to fair market value at the date of grant. Currently, all options outstanding are vested. Options expire ten years subsequent to award. There were options to purchase 14,339 shares of common stock outstanding under the 1982 Stock Option Plan at March 31, 1999.

     During fiscal 1992 the Board adopted the 1992 Stock Option Plan for which 200,000 shares of common stock were reserved. The 1992 Stock Option Plan was approved by the Company's stockholders at the Company's 1992 Annual Meeting of Stockholders. Under the 1992 Stock Option Plan, incentive stock options are granted at a price greater than or equal to fair market value at the date of grant. Generally, options become exercisable at a rate of 25% over a four year period. Options expire ten years subsequent to award. At the date of termination, an employee's unvested options are canceled and any vested options are canceled after 90 days.

     At the 1994 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company's 1992 Stock Option Plan increasing the authorized number of options that may be granted from 200,000 to 400,000. Options issued under the 1992 Stock Option Plan remain under the terms of such plan. There were options to purchase 320,927 shares of Common Stock outstanding under the 1992 Stock Option Plan at March 31, 1999. During fiscal 1998, the Board adopted the 1997 Stock Incentive Plan for which 400,000 shares of common stock are reserved. No options had been granted under the 1997 Stock Incentive Plan at March 31, 1999.

                                XYVISION, INC.

     The following sets forth certain information relating to the 1982 Stock Option Plan and the 1992 Stock Option Plan for the years ended March 31, 1997, 1998 and 1999:

                                                                      WEIGHTED-AVERAGE
                                                        SHARES         EXERCISE PRICE
                                                         _____       ____________________
    Options outstanding at March 31, 1996 .........      246,071      2.45
       Granted ....................................      278,600      2.50
       Canceled ...................................      (92,110)     2.00
       Exercised ..................................            -         -
                                                         _______
    Options outstanding at March 31, 1997 .........      432,561     $ 2.60
       Granted ....................................       10,800      2.30
       Canceled ...................................      (90,581)     2.45
       Exercised ..................................            -         -
                                                         _______
    Options outstanding at March 31, 1998 .........      352,780     $ 2.60
       Granted ....................................       81,600       .82
       Canceled ...................................     (107,629)     2.70
       Exercised                                               -         -
                                                        ________
    Options outstanding at March 31, 1999 .........      326,751     $ 2.10
                                                        ========

   Under the 1982 Stock Option Plan and the 1992 Stock Option Plan, options were exercisable for 85,419, 135,008, and 140,072 shares of Common Stock at March 31, 1997, 1998 and 1999, respectively. At March 31, 1997, 1998 and 1999, options for the purchase of 6,219, 473,477, and 493,992 shares of Common Stock, respectively, were available for future grants under the 1992 Stock Option Plan and the 1997 Stock Incentive Plan.



  OPTIONS OUTSTANDING                                                                 OPTIONS EXERCISABLE
____________________________________________________________________________   __________________________________
                                     WEIGHTED-AVERAGE       WEIGHTED-           NUMBER        WEIGHTED-
     RANGE OF          NUMBER            REMAINING            AVERAGE          EXERCIS-         AVERAGE
 EXERCISE PRICES      OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE       ABLE         EXERCISE PRICE
__________________    ______         ____________________ __________________   _______      __________________
  $0.75 to $1.45          96,600     8.98                 $  .85                  6,900     $ 1.40
   1.50 to 2.45           36,393     3.30                  1.65                  36,393      1.65
   2.50 to 3.45          169,600     7.60                  2.50                  81,650      2.50
   3.50 to 4.45            1,500     2.46                  4.05                   1,500      4.05
   4.50 to 5.45           22,658     6.38                  4.75                  13,629      4.75
                      __________                                               ________
  $0.75 to $5.45         326,751     7.38                 $ 2.10                140,072     $ 2.45
                      ==========                                               ========

   On October 21, 1992, the 1992 Director Stock Option Plan was approved by stockholders of the Company. Under this Plan, options to purchase up to a total of 30,000 shares of Common Stock may be granted to outside directors of the Company. Each outside director who is initially elected to the Board of Directors is granted an option for 4,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on the date of grant. In general, an optionholder may exercise his option, to the extent vested, only while he is a director of the Company and for up to three months thereafter. In connection with the adoption of the 1992 Director Stock Option Plan, the Company terminated the 1989 Director Stock Option Plan. Under the 1992 Director Stock Option Plan, options to purchase an aggregate of 12,000 shares of Common Stock were outstanding at March 31, 1997, 1998 and 1999, respec-

                                XYVISION, INC.

   tively. At March 31, 1997, 1998 and 1999, options for the purchase of 10,400, 11,200 and 12,000 shares of Common Stock, respectively, were exercisable. At March 31, 1997, 1998 and 1999, there were 18,000 options for the purchase of shares of Common Stock available for future grant under the Plan.

   The Company has adopted the disclosure provisions of SFAS 123 "Accounting for Stock-Based Compensation" and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. The fair value of each option granted during fiscal 1997, 1998 and 1999 is estimated on the date of the grant using the Black-Scholes pricing model with the following assumptions:

                                            FISCAL        FISCAL       FISCAL
                                                1999         1998         1997
                                             _______       ______       ______
       Dividend yield ..................           0            0            0
       Expected volatility .............       100.0%       80.0  %       80.0%
       Risk-free interest rate .........         5.3%        6.5  %        6.6%
       Expected life (years) ...........         8.0       10.0           10.0
       Weighted-average fair value of options granted at or above fair value during:
       Fiscal 1999 .....................                   $ 0.58
       Fiscal 1998 .....................                   $ 1.21
       Fiscal 1997 .....................                   $ 2.13

    Had compensation cost for the Company's fiscal 1997, 1998, and 1999 stock option grants been determined consistent with SFAS No. 123, the Company's net loss allocable to common stockholders and net loss per share would approximate the pro forma amounts below:

                                NET LOSS          BASIC/DILUTED
                          ALLOCABLE TO COMMON        NET LOSS
                              STOCKHOLDERS          PER SHARE
                          ___________             ________________
  As reported:
  Fiscal 1999 .........   $(8,800,951)            (3.08)
  Fiscal 1998 .........   $(8,007,330)            (2.81)
  Fiscal 1997 .........   $(1,352,526)            (0.56)

  Pro Forma:
  Fiscal 1999 .........   $(9,002,168)            (3.15)
  Fiscal 1998 .........   $(8,147,356)            (2.82)
  Fiscal 1997 .........   $(1,453,344)            (0.60)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards made prior to fiscal 1996. Additional awards in future years are anticipated.


12. Profit-Sharing and Savings Plans

   a. Employee Stock Ownership Plan

   In fiscal 1990, the Company created the Xyvision, Inc. Employee Stock Ownership Plan and Trust (the "Trust") and entered into a Term Loan Agreement with the Trust whereby the Trust borrowed $1,800,000 from the Company and paid the proceeds to the Company to purchase 80,000 shares of the Company's Common Stock at $22.50 per share. The loan was fully repaid during fiscal 1997. The Plan covers substantially all employees and, as principal payments are made on the term loan, shares held by the Trust are allocated to eligible employees. Payments of approximately $237,000 for fiscal 1997 were made to the Trust, which the Trust applied against its loan to the Company. These payments caused an allocation to the eligible employees of 10,540 shares of the Company's Common Stock for fiscal 1997. No payment was required or made during fiscal 1998 or 1999.

   The Company charged $87,000 in fiscal 1997 to operations for contributions to the Trust. The Company incurred no charges to operations for contributions to the Trust in fiscal 1998 and 1999.

   b. Savings Plan

   The Company has a 401(k) Savings Plan under which employees may voluntarily defer a portion of their compensation and the Company matches a portion of the employee deferral. All employees employed within the United States with at least three months of continuous service are eligible for the Plan. Company contributions vest 100% immediately. The Company's contributions to this Plan and charges to expense amounted to $62,000, $72,000, and $67,000 in fiscal 1999, 1998 and 1997, respectively.


13. Commitments and Contingencies

   a. Leases

   At March 31, 1999, the Company was committed under operating leases, principally for building and office space. Certain leases require the payment of expenses under escalation clauses. The major facilities lease is for a four-year term, ending January 31, 2002.

     Future minimum lease payments under all noncancelable leases as of March 31, 1999 are as follows:

  FISCAL YEAR
______________________
  2000 ...............       697,946
  2001 ...............       721,998
  2002 ...............       718,847
  2003 ...............       106,558
  2004 ...............       106,558
  Thereafter .........        44,422
                            ________
    Total                 $2,396,329
                          ==========

   Rental expense under all operating leases was approximately $743,000, $767,000 and $742,000 in fiscal 1999, 1998 and 1997, respectively.

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

   c. Contingencies

   The Company is not a party to any material legal proceedings. The Company has been party to several legal proceedings and claims in the past. Although there can be no assurances that new proceedings and claims will not be asserted, the Company's management has no knowledge of actions that would give rise to a claim.

   d. Minority Interest

   The minority interest of $1,015,000 is represented by 400,000 shares of Series A preferred stock of Xyvision Enterprise Solutions, that is owned by Tudor Trust. These shares are eliminated in consolidation. The Series A Preferred Stock is entitled to a dividend of $0.15 per share per annum.

14. Industry Segments and Operations by Geographic Areas
     Sales to unrelated customers by geographic region for fiscal 1999, 1998 and 1997 were as follows:

                                 FISCAL 1999      FISCAL 1998      FISCAL 1997
                                 ______________   ______________   ______________
      North America ..........   $ 8,029,850      $12,439,198      $15,537,000
      Western Europe .........     1,861,347        3,320,069        5,312,000
      Asia/PacRim ............       664,000          741,550        1,385,000
                                 ___________      ___________      ___________
       Total .................   $10,555,197      $16,500,817      $22,234,000
                                 ===========      ===========      ===========

  The Company operates predominantly in one product segment, that being the development and marketing of content management and publishing software. No single customer accounted for more than 10% of revenues in fiscal 1999, 1998 or 1997.


15. Earnings Per Share

   The following table reconciles the numerator and the denominators of the basic and diluted earnings per share (EPS) computations as shown on the Consolidated Statement of Income included in this report on Form 10-K.

                                                       FISCAL 1999       FISCAL 1998       FISCAL 1997
                                                       _______________   _______________   _______________
      Basic and diluted EPS Computation:
      Loss before extraordinary item ................. (8,706,831)       (7,913,210)       (1,358,731)
      Less: Accrued Preferred Stock Dividends ........     94,120            94,120            93,795
                                                       __________        __________        __________
      Loss allocable to common stockholders before
       extraordinary item ............................ (8,800,951)       (8,007,330)       (1.452,526)
      Extraordinary item .............................          -                 -           100,000
      Loss allocable to common stockholders .......... (8,800,951)       (8,007,330)       (1,352,526)
                                                       ==========        ==========        ==========

      Weighted average common shares outstanding .....  2,854,283         2,853,881         2,419,383
                                                       ==========        ==========        ==========

      Basic and diluted EPS:
      Loss allocable to common stockholders before
       extraordinary item ............................      (3.08)            (2.81)            (0.60)
      Extraordinary item .............................          -                 -          0.04
                                                       __________        __________        __________
      Net loss per share .............................      (3.08)            (2.81)            (0.56)
                                                       ==========        ==========        ==========



  At March 31, 1999, the following antidilutive common stock equivalents were not included in the diluted EPS calculation as a result of the net loss for the period: (i) options to purchase 326,751 shares of common stock, (ii) 235,299 shares of Series B Preferred Stock, (iii) 175,000 shares of Series C Preferred Stock, (iv) and 99,478 common equivalents as a result of certain debt to equity transactions.

  At March 31, 1998, the following antidilutive common stock equivalents were not included in the diluted EPS calculation as a result of the net loss for the period: (i) options to purchase 352,780 shares of common stock, (ii) common stock warrants to purchase 4,432,500 shares of common stock, (iii) 235,299 shares of Series B Preferred Stock and (iv) 99,478 common equivalents as a result of certain debt to equity transactions.

  At March 31, 1997, the following antidilutive common stock equivalents were not included in the diluted EPS calculation as a result of the net loss for the period (i) options to purchase 432,561 shares of common stock, (ii) common stock warrants to purchase 2,432,500 shares of common stock (iii) 235,299 shares of Series B Preferred Stock, and (iv) 96,086 common equivalents as a result of certain debt to equity transactions.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III


ITEM 10. Directors and Executive Officers of the Registrant

     Information required by this item (i) will be included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), which information is incorporated herein by reference, and (ii) is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant," which information is incorporated herein by reference.


ITEM 11. Executive Compensation

     Information required by this item will be included under the headings "Director Compensation" and "Executive Compensation" in the 1999 Proxy Statement, which information is incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement, which information is incorporated herein by reference.


ITEM 13. Certain Relationships and Related Transactions

     Information required by this item will be included under the heading "Certain Transactions" in the 1999 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   a. (1) Financial Statements

   The following financial statements of Xyvision are included in Part II,
   Item 8.
                                                                     PAGE(S) IN
                                                                      FORM 10-K
   Report of Independent Accountants.......................................18
   Consolidated Balance Sheets-March 31, 1999 and 1998.....................19

   Consolidated Statements of Operations
    for the years ended March 31, 1999, 1998 and 1997......................20

   Consolidated Statements of Cash Flows
    for the years ended March 31, 1999, 1998 and 1997......................21

   Consolidated Statements of Changes in Stockholders' Deficit
    for the years ended March 31, 1999, 1998 and 1997......................22

   Notes to Consolidated Financial Statements...........................23-33


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

   b. Reports on Forms 8-K

   On January 6, 1999, the Company filed a Current Report on Form 8-K, dated December 31, 1998, to report under Item 5 (Other Events) the completion of the Company's corporate restructuring. No financial statements were required to be filed with such report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               XYVISION, INC.
Date: June 29, 1999
                                       /s/ WENDY DARLAND
                               ------------------------------------------------

                                        WENDY DARLAND

                  Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.



Signature                          Title                                          Date
/s/ JEFFREY L. NEUMAN              Chairman of the Board of Directors
------------------------------
  JEFFREY L. NEUMAN
/s/ KEVIN J. DUFFY                 President, Chief Operating Officer and        June 29, 1999
------------------------------
                                   Director (Principal Executive Officer)
  KEVIN J. DUFFY
                                   Vice President, Chief Financial Officer,
/s/ WENDY DARLAND                  Treasurer and Secretary (Principal
------------------------------
                                   Financial and Accounting Officer)
  WENDY DARLAND
/s/ LELAND S. KOLLMORGEN           Director
------------------------------
  LELAND S. KOLLMORGEN
/s/ JAMES S. SALTZMAN              Director
------------------------------
  JAMES S. SALTZMAN

                                 EXHIBIT INDEX



 EXHIBIT NO.       DESCRIPTION
________________   ____

  2.1              Asset Purchase Agreement, dated as of September 18, 1998, by and between the Registrant and Barco, Inc. is incorporated by reference to Exhibit 2 to the
                   Registrant's Current Report on Form 8-K, dated September 18, 1998
  2.2              Agreement dated as of December 22, 1998, by and among the Registrant,
                   Xyvision Enterprise Solutions, Inc. and Jeffrey L. Neuman, as trustee of the
                   Tudor Trust u/d/t December 12, 1997 is incorporated herein by reference to
                   Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated December 31,
                   1998.
  2.3              Contribution and Assumption Agreement, dated as of December 31, 1998, by and between the Registrant and Xyvision Enterprise Solutions, Inc. is
                   incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated December 31, 1998.
  3.1              Restated Certificate of Incorporation of the Registrant is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended
                   March 31, 1988
  3.2              Certificate of Amendment to Certificate of Incorporation of the Registrant is
                   incorporated herein by reference to the Registrant's Annual Report on Form
                   10-K for the year ended March 31, 1993
  3.3              Certificate of Amendment to Certificate of Incorporation of the Registrant is
                   incorporated herein by reference to the Registrant's Annual Report on Form
                   10-K for the year ended March 31, 1996
  3.4              Certificate of Designation to Certificate of Incorporation of the Registrant
                   designating Series B Preferred Stock is incorporated herein by reference to the
                   Registrant's Annual Report on Form 10-K for the year ended March 31, 1996
  3.5              Certificate of Amendment of Amended and Restated Certificate of Incorporation
                   of the Registrant is incorporated herein by reference to the Registrant's
                   Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
  3.6              Certificate Eliminating the Series A Junior Participating Preferred Stock of the
                   Registrant is incorporated by reference to Exhibit 3.1 to the Registrant's
                   Quarterly Report on Form 10-Q for the quarter ended December 31, 1998
  3.7              Certificate of Designations of the Preferred Stock of the Registrant to be
                   Designated Series C Preferred Stock is incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                   December 31, 1998
  3.8              Certificate of Amendment of Amended and Restated Certificate of Incorporation
                   of the Registrant
  3.9              Amended and Restated By-laws of the Registrant, as amended, are incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1990
  4.1              Indenture dated as of May 5, 1987 between the Company and Bankers Trust
                   Company, as Trustee, regarding the Company's $25,000,000 principal amount of
                   6% Convertible Subordinated Debentures Due 2002 is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended
                   March 31, 1987

            *10.1  1992 Stock Option Plan of the Registrant is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1992
             *10.2 1997 Stock Incentive Plan of the Registrant is incorporated herein by reference to Annex A to the Registrant's Preliminary Schedule 14A filed August 4, 1997
             *10.3 1992 Director Stock Option Plan is incorporated herein by reference to the
                   Registrant's Registration Statement on Form S-8 (File No. 33-54018)
             *10.4 Employee Severance Benefit Plan is incorporated herein by reference to the
                   Registrant's Annual Report on Form 10-K for the year ended March 31, 1990
             *10.5 Employee Stock Ownership Plan and Trust is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31,
                   1990
             *10.6 Xyvision Enterprise Solutions, Inc. 1998 Stock Incentive Plan is incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for
                   the quarter ended December 31, 1998
          10.7     Second Amended and Restated Advance Facility Loan Agreement, dated as of
                   July 1, 1998, by and between the Registrant and Tudor Trust is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for
                   the quarter ended September 30, 1998
          10.8     Letter Agreement and Promissory Note, dated as of November 30, 1998, by and between the Registrant and Jeffrey L. Neuman, as trustee of the Tudor Trust
                   u/d/t December 12, 1997 is incorporated by reference to Exhibit 10.8 to the
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31,
                   1998
          10.9     First Amendment to Second Amended and Restated Secured Advance Facility
                   Loan Agreement, dated as of December 31, 1998, by and between the
                   Registrant and Jeffrey L. Neuman, as trustee of the Tudor Trust u/d/t December
                   12, 1997 is incorporated by reference to Exhibit 10.2 to the Registrant's
                   Quarterly Report on Form 10-Q for the quarter ended December 31, 1998
          10.10    Secured Advance Facility Loan Agreement, dated as of December 31, 1998, by and between Xyvision Enterprise Solutions, Inc. and Jeffrey L. Neuman, as
                   trustee of the Tudor Trust u/d/t December 12, 1997 is incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998
          10.11    Letter Agreement, dated December 31, 1998, by and between the Registrant and Jeffrey L. Neuman, as trustee of the Tudor Trust u/d/t December 12, 1997 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on
                   Form 10-Q for the quarter ended December 31, 1998
          10.12    Series A Convertible Preferred Stock Purchase Agreement, dated as of
                   December 31, 1998, by and between Xyvision Enterprise Solutions, Inc. and
                   Tudor Trust is incorporated by reference to Exhibit 10.3 to the Registrant's
                   Quarterly Report on Form 10-Q for the quarter ended December 31, 1998
          10.13    Services Agreement, dated as of December 31, 1998, by and between the
                   Registrant and Xyvision Enterprise Solutions, Inc. is incorporated by reference to
                   Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998

  10.14        Letter Agreement, dated as of December 31, 1998, by and between Xyvision
               Enterprise Solutions, Inc. and Jeffrey L. Neuman, as trustee of the Tudor Trust
               u/d/t December 12, 1997 is incorporated by reference to Exhibit 10.7 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31,
               1998
  10.15        Form of Exchange Agreement for 15% Promissory Notes is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994
  10.16        Form of Exchange Agreement for 4% Promissory Notes is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
  10.17        Form of Exchange Agreement for 6% Convertible Subordinated Debentures due
               2002 is incorporated herein by reference to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1996
  10.18        Sublease Agreement, dated as of September 18, 1997, by and between the
               Company and TASC, Inc. is incorporated herein by reference to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
    21         List of Subsidiaries
    23         Consent of Independent Accountants
    27         Financial Data Schedule

-------------------------------
* Management contract or compensatory plan or arrangement filed in response to
   Item 14(a)(3) of the instructions to Form 10-K