Form 10-Q
period 1999-06-30
XYVISION INC
filed 1999-08-16
CIK 721080

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

                  For the quarterly period ended June 30, 1999
                                      OR
  |q? TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
         For the transition period from ------------  to ------------


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




                 [x]      Yes ----------  No ----------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
August 13, 1999.



Common Stock, $.03 par value                           2,854,283
(Title of each class)                                (number of shares)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   Form 10-Q

                               Table of Contents




                                                                            Page

Part I. Financial Information


     Consolidated Balance Sheets
      at June 30, 1999 and March 31, 1999.................................. 2


     Consolidated Statements of Operations
      for the three months ended June 30, 1999 and 1998.................... 3


     Consolidated Statements of Cash Flows
      for the three months ended June 30, 1999 and 1998.................... 4


     Notes to Consolidated Financial Statements............................ 5


     Management's Discussion and Analysis of Financial
      Condition and Results of Operations.................................. 9


     Quantitative and Qualitative Disclosures About Market Risk........... 12



Part II. Other Information.................................................13


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

ITEM 1.
                                 XYVISION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)
                                                                                      June 30,        March 31,
                                                                                        1999             1999
                                                                                    ----------        -------
                                                                                             (In thousands)
                                      ASSETS
Current assets:
  Cash and cash equivalents .....................................................   $    1,002        $   446
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $403 at June 30, 1999 and
     $443 at March 31, 1999 .....................................................        1,485          1,608
  Inventories ...................................................................          245            513
  Other current assets ..........................................................          483            297
                                                                                    ----------        -------
      Total current assets ......................................................        3,215          2,864
  Property and equipment, net ...................................................          674            639
  Other assets, net, principally software development costs .....................          505            563
                                                                                    ----------        -------
        Total assets ............................................................   $    4,394        $ 4,066
                                                                                    ==========        =======
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note payable to a stockholder, less unamortized discount of $510 at
   June 30, 1999 and $680 at March 31, 1999......................................   $   12,640        $11,245
  Current portion of long-term debt .............................................        1,894          2,206
  Accounts payable and accrued expenses .........................................        2,623          2,829
  Other current liabilities .....................................................        2,368          2,501
                                                                                    ----------        -------
      Total current liabilities .................................................       19,525         18,781
                                                                                    ----------        -------
        Total liabilities .......................................................       19,525         18,781
                                                                                    ----------        -------
Minority interest in subsidiary .................................................        1,780          1,015
Commitments and contingencies ...................................................            -              -
Stockholders' deficit:
  Capital stock:
   Series preferred stock, $1.00 par value; 1,700,000 shares authorized;
     no shares issued ...........................................................            -              -
   Series B convertible preferred stock, $1.00 par value; 300,000 shares authorized; 234,977 issued and outstanding at June 30, 1999 and March 31,
     1999 (aggregate liquidation preference of $3,269 and $3,246, respectively)            235            235
   Series C convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 175,000 shares issued and outstanding at June 30, 1999 and
     March 31, 1999 .............................................................        1,750          1,750
   Common stock, $.03 par value; 25,000,000 shares authorized; 2,949,616
     issued and outstanding at June 30, 1999 and March 31, 1999 .................           88             88
  Additional paid-in capital ....................................................       51,458         51,124
  Accumulated deficit ...........................................................      (69,274)       (67,759)
                                                                                    ----------        -------
                                                                                       (15,743)       (14,562)
  Less:
   Treasury stock, at cost; 95,333 shares at June 30, 1999 and
     March 31, 1999 .............................................................        1,168          1,168
                                                                                    ----------        -------
   Total stockholders' deficit ..................................................      (16,911)       (15,730)
                                                                                    ----------        -------
        Total liabilities and stockholders' deficit .............................   $    4,394        $ 4,066
                                                                                    ==========        =======

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                  Three Months Ended
                                                             -----------------------------
                                                             June 30,       June 30,
                                                                1999           1998
                                                             -------        -------
                                                                      (Unaudited)
       Revenues:
        Systems ..........................................   $   763        $   984
        Service ..........................................     1,861          1,687
                                                             -------        -------
            Total revenues ...............................     2,624          2,671
                                                             -------        -------
       Cost of sales:
        Systems ..........................................       317            219
        Service ..........................................     1,121          1,277
                                                             -------        -------
            Total cost of sales ..........................     1,438          1,496
                                                             -------        -------
       Gross margin ......................................     1,186          1,175
                                                             -------        -------
       Expenses:
        Research and development .........................       782            941
        Marketing, general and administrative ............     1,465          1,922
                                                             -------        -------
            Total operating expenses .....................     2,247          2,863
                                                             -------        -------
       Loss from operations ..............................    (1,061)        (1,688)
                                                             -------        -------
       Other expense, net:
        Interest income ..................................         4              4
        Interest expense - third party ...................       (60)           (31)
        Interest expense - stockholder ...................      (373)          (248)
                                                             -------        -------
       Total other expense, net ..........................      (429)          (275)
                                                             -------        -------
       Loss before income taxes ..........................    (1,490)        (1,963)
       Provision for income taxes ........................         -              -
                                                             -------        -------
       Net loss ..........................................    (1,490)        (1,963)
       Accrued Preferred Stock dividends .................        24             24
                                                             -------        -------
       Net loss allocable to common stockholders .........   $(1,514)       $(1,987)
                                                             =======        =======
       Basic and diluted earnings per share:
       Loss allocable to common stockholders .............      (.53)         (0.70)
                                                             -------        -------
       Net loss per share ................................      (.53)         (0.70)
                                                             =======        =======
        Weighted average common and common
          equivalent shares outstanding ..................     2,854          2,854
                                                             =======        =======

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                     Three Months Ended
                                                                                -----------------------------
                                                                                June 30,      June 30,
                                                                                  1999          1998
                                                                                -------       -------
                                                                                         (Unaudited)
  Operations:
  Net loss .................................................................... $(1,490)      $(1,963)
  Adjustments to reconcile net loss to net cash used for operating activities:
  Depreciation and amortization ...............................................     149           244
  Interest expense related to warrants ........................................     170            86
  Provisions for losses on accounts receivable ................................       -           153
  Operating assets and liabilities:
   Accounts receivable ........................................................     122           657
   Inventories ................................................................     268           (13)
   Accounts payable and accrued expenses ......................................    (206)         (564)
   Other current liabilities ..................................................    (118)           38
   Other assets ...............................................................    (186)          110
                                                                                -------       -------
  Net cash used for operations ................................................  (1,291)       (1,252)
  Investments:
  Additions to property and equipment .........................................    (128)          (33)
  Capitalized software ........................................................       -          (143)
                                                                                -------       -------
  Net cash used for investments ...............................................    (128)         (176)
  Financing:
  Proceeds from line of credit from a stockholder .............................   1,225         1,300
  Proceeds from sale of Subsidiary's Series A Preferred Stock .................     750             -
                                                                                -------       -------
  Net cash provided from financing ............................................   1,975         1,300
  Net decrease in cash and cash equivalents ...................................     556          (128)
  Cash and cash equivalents at the beginning of the period ....................     446           357
                                                                                -------       -------
  Cash and cash equivalents at the end of the period .......................... $ 1,002       $   229
                                                                                =======       =======
  Supplemental Information:
   Accrued Preferred Stock dividends ..........................................      24            24
   Extinguishment of 4% note payable ..........................................     347             -
   Extinguishment of Debenture ................................................      25             -

The accompanying notes are an integral part of the consolidated financial statements.

                                XYVISION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 1. In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 1999 and the results of its consolidated operations and consolidated cash flows for the quarter ended June 30, 1999 and 1998 of Xyvision, Inc. ("Parent") and its majority-owned subsidiary Xyvision Enterprise Solutions, Inc. ("Subsidiary") (Parent and Subsidiary are sometimes collectibly referred to as the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

    The results of consolidated operations for the quarter ended June 30, 1999 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.


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


 3. Inventories are stated at the lower of cost, determined on a first-in, first-out method, or market and consist primarily of third party products and software.


 4. Parent has a line of credit with Tudor Trust ("Tudor Trust"), the largest stockholder of Parent. Mr. Jeffrey Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of Parent. The line, which is payable on March 31, 2000, is collateralized by the common stock of Subsidiary held by Parent, and has been used for working capital and general business purposes. Interest on the line of credit is payable on March 31, 2000 in cash, provided that Tudor Trust has the option to receive interest on a quarterly basis after January 1, 1999, payable in shares of Parent's common stock ("Parent Common Stock") based on the fair market value of the Parent Common Stock on such payment dates. Since the initial adoption on June 30, 1992, there have been numerous amendments to the line of credit, with each amendment increasing the maximum loan amount thereunder and providing other terms and provisions.

    On July 1, 1998, Parent and Tudor Trust entered into an additional amendment to the line of credit that, among other things, (i) increased the maximum loan amount thereunder to $13,500,000, (ii) provided that Tudor Trust shall have the sole discretion to decide whether or not to make advances of funds thereunder, (iii) provided Tudor Trust with the option of receiving the interest payable thereunder in cash or in shares of Parent Common Stock based on the fair market value of the Parent Common Stock on the interest payment dates, (iv) provided for the issuance by Parent to Tudor Trust of warrants to purchase 600,000 shares of Parent Common Stock at an exercise price of $1.25 per share (representing the fair market value of the Parent Common Stock on the date of issuance), and
    (v) increased the interest rate on the line of credit from 6% to 8% per annum. The value of the warrants (representing the parties' understanding as to the fair market value of the Parent Common Stock as of the date the warrants were issued) is part of the unamortized discount of the note issued by Parent and payable to Tudor Trust evidencing the line of credit.


    On December 31, 1998, as part of the corporate restructuring plan further described in Note 5 to the

                                XYVISION, INC.

                                  (Unaudited)

Consolidated Financial Statements, Tudor Trust converted $1,750,000 of the outstanding indebtedness under the line of credit into 175,000 shares of Parent's Series C Preferred Stock ("Parent Series C Preferred") (which are convertible into 1,750,000 shares of Parent Common Stock). In addition, Parent and Tudor Trust entered into an additional amendment to the line of credit that, among other things (i) provided that an additional $5,000,000 of the outstanding indebtedness became convertible in June 1999, into shares of Parent Series C Preferred at a rate of $10.00 per share at the option of Tudor Trust,
(ii) decreased the interest rate on the convertible portion of the line of credit from 8% to 6% per annum, (iii) decreased the maximum loan amount thereunder to $12,227,000, less any amount converted from time to time into shares of Parent Series C Preferred, (iv) Tudor Trust released its liens on the assets of Parent that were transferred to Subsidiary while taking a security interest in the stock of Subsidiary held by Parent, and (v) Tudor Trust also surrendered for cancellation warrants to purchase an aggregate of 4,956,000 shares of Parent Common Stock at various exercise prices.

Notwithstanding the fact such warrants have been cancelled, as described in the preceding paragraph, Parent has continued to amortize the portion of the warrants related to Parent's outstanding line of credit balance into interest expense.

On December 31, 1998, Subsidiary and Tudor Trust entered into a Loan Agreement providing Subsidiary with a $1,000,000 line of credit for working capital and general business purposes, which was subsequently amended to $1,750,000 with a maturity extended to June 30, 2001. This line of credit bears an interest rate of 8% per annum, and is collateralized by substantially all of the assets of Subsidiary.

As of June 30, 1999, a total of $13,150,000 was drawn down on these two lines of credit. As of August 13, 1999, the Company had borrowed $13,070,000 of the $13,977,000 available under the credit lines,

In May 1987, Parent issued $25,000,000 principal aggregate amount of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into Parent Common Stock at a conversion price of $112.50 per share. Interest on the Debentures is payable annually and the Debentures may be called by Parent under certain conditions. During fiscal 1992, Parent began a program to restructure its financial position, specifically, the Debentures, which continues to this date.

From March 10, 1992 to September 30, 1996, Parent completed restructuring transactions pursuant to which the holders of a total of $19,035,000 aggregate principal amount of Debentures exchanged such Debentures for a combination of unsecured, unsubordinated promissory notes issued by Parent bearing interest at 15% per year (the "15% Notes") and shares of Parent Common Stock. Between September 30, 1996 and December 31, 1998, Parent completed restructuring transactions pursuant to which holders of a total of an additional $2,020,000 aggregate principal amount of Debentures generally exchanged such Debentures for shares of Parent Common Stock. As discussed in the last paragraph of this
Note 4, Tudor Trust has made an offer to purchase certain outstanding Debentures, 15% Notes and 4% Notes. As a result, $25,000 of Debentures were repurchased and cancelled during the first quarter of fiscal 2000. The gain created by such cancellation was treated as a contribution of capital because Tudor Trust is a related and significant stockholder. As of June 30, 1999, a total of $1,330,000 principal amount of Debentures remained outstanding. Parent may seek to restructure the remaining Debentures, but there can be no assurance that it will do so.

Parent did not make the interest payments due on the Debentures on May 5, of 1992, 1993, 1994, 1995, 1996, 1997, 1998 or 1999. As of June 30, 1999, the
cumulative unpaid interest due on the Debentures totaled $663,000. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of no less than 25% of outstanding principal amount of Debentures have the right to accelerate the maturity date of the remaining Debentures. As of June 30, 1999, no such acceleration had occurred or been threatened.

As of March 31, 1998, Parent completed restructuring transactions pursuant to which holders of 15% Notes in an aggregate principal amount of $5,709,000 with accrued interest of $2,353,000 generally exchanged such 15% Notes (including all rights to receive any interest accrued thereon) for a combination of (i) unsecured, unsubordinated promissory notes of Parent bearing interest at 4% per year (the "4% Notes"), (ii) shares of Parent Common Stock and (iii) shares of Parent Series B Preferred. The Parent Series B Preferred accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. As of June 30, 1999, cumulative accrued but unpaid dividends on the Parent

                                XYVISION, INC.

                                  (Unaudited)

Series B Preferred totaled $328,000. As of June 30, 1999, 15% Notes in an aggregate principal amount of $60,000 with accrued interest of $78,000 were overdue. Parent may seek to restructure the remaining 15% Notes, but there can be no assurance that it will do so. No 15% notes have been repurchased by Tudor Trust.

As a result of Tudor Trust's offer to purchase certain outstanding Debentures, 15% Notes and 4% Notes, $346,500 of 4% Notes were repurchased and cancelled during the first quarter of fiscal 2000. The gain created by such cancellation was treated as a contribution of capital because Tudor Trust is a related and significant stockholder. As of June 30, 1999, Parent had completed restructuring transactions pursuant to which the holders of 4% Notes in an aggregate principal amount of $5,321,000 exchanged such 4% Notes for shares of Parent Common Stock plus accrued but unpaid interest. As of June 30, 1999, 4% Notes in an aggregate principal amount of $389,000 with accrued interest of $19,000 were overdue.

Parent continues to negotiate restructuring transactions with as many of the remaining holders of Debentures, 15% Notes and 4% Notes as possible. Independently of Parent, Tudor Trust has made an offer to certain holders of Debentures, 15% Notes and 4% Notes to purchase such securities at 10% of their face amount. Tudor Trust has agreed to reduce Parent's liability with respect to such securities to the purchase price paid by Tudor Trust. Despite the fact that 96% of the original Debentures have been exchanged or sold by the holders for such securities, Parent has been unable to identify most of the remaining original Debentureholders. For this reason, Parent can still give no assurance about the outcome of the effort to restructure the Debentures and does not expect the matters to be resolved in the near future.

On December 31, 1998, Parent completed a corporate restructuring plan (the "Restructuring") pursuant to which, among other things, substantially all of the assets of Parent's publishing business were transferred to Subsidiary in exchange for shares of the common stock of Subsidiary, while the majority of Parent's liabilities, including obligations under its line of credit with Tudor Trust, remained with Parent. As described in Note 4 to the Consolidated Financial Statements, Parent's credit line with Tudor Trust was amended. In addition, Tudor Trust converted $1,750,000 of Parent's outstanding indebtedness under a line of credit with Parent into 175,000 shares of Parent Series C Preferred, which are convertible into Parent Common Stock. An additional $5,000,000 of Parent's outstanding indebtedness became convertible into Parent Series C Preferred in June 1999 at the option of Tudor Trust at the conversion ratio of $10.00 per share. Tudor Trust has also surrendered for cancellation warrants to purchase an aggregate of 4,956,000 shares of Parent Common Stock at various exercise prices. Tudor Trust has also provided Subsidiary with a $1,750,000 line of credit, and has invested $1,750,000 to purchase 700,000 shares of Subsidiary's Series A Preferred Stock (the "Subsidiary Series A Preferred"). The Subsidiary Series A Preferred converts into Subsidiary's common stock on a one-for-one basis, subject to adjustment.

The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets.

 7. Earnings Per Share (in thousands, except per share data)

                                                                   Three Months Ended
                                                               ---------------------------
                                                               June 30,     June 30,
                                                                 1999         1998
                                                               ------       ------
                                                                       (Unaudited)
        Basic and diluted EPS Computation:
        Loss ...............................................   (1,490)      (1,963)
        Series B Preferred Stock Dividends .................       24           24
                                                               ------       ------
        Loss allocable to common stockholders ..............   (1,514)      (1,987)
                                                               ------       ------
        Weighted average common shares outstanding .........    2,854        2,854
                                                               ======       ======

        Basic and diluted EPS:
        Loss allocable to common stockholders ..............     (.53)       (0.70)
                                                               ------       ------
        Net loss per share .................................     (.53)       (0.70)
                                                               ======       ======


    On October 20, 1998 Parent amended its Certificate of Incorporation to effect a one-for-five reverse split of Parent Common Stock and to change the number of authorized shares from 50,000,000 to 25,000,000. All references to number of shares and per share information in the consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.


 8. Sale of Assets: On September 18, 1998, the Company sold substantially all of the assets of its Contex division, with the exception of approximately $300,000 of accounts receivable, for approximately $200,000 pursuant to the terms of an Asset Purchase Agreement dated September 18, 1998 between the Company and Barco, Inc. Included in the assets sold were inventory, equipment, certain accounts receivable, source code and object code for Contex PackageMaker, Contex Professional, Contex Rip'n'Strip, and Contex Object Library. In connection with the sale, the Company recorded direct transaction costs, costs to write-off other assets and other accruals for costs directly associated with the sale in the amount of approximately $564,000.

ITEM 2.
                                 XYVISION, INC.

Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
            For the three month periods ended June 30, 1999 and 1998


Results of Operations

     Revenues for the first quarter of fiscal 2000 were $2,624,000, a decrease of approximately $47,000, or 2%, from the first quarter of fiscal 1999. Systems revenues in the first quarter of fiscal 1999 include both the Contex and Publishing divisions. On September 18, 1998, the Company sold substantially all the assets of its Contex division, pursuant to the terms of an Asset Purchase Agreement dated September 18, 1998 between the Company and Barco, Inc. (see
Note 8 to the Consolidated Financial Statements). For that reason, systems revenues in the first quarter of fiscal 2000 include revenues from only the Publishing division and increased $275,000, or 54%, when compared to publishing systems revenues of the same quarter of fiscal 1999. One significant customer sale and related services accounted for 21% of the revenues in the first quarter of fiscal 2000. Overall, combined system revenues declined $221,000, or 22%, from $984,000 to $763,000, as a result of the sale of the Contex division. Service revenues increased $174,000 or 10% from $1,687,000 in the first quarter of fiscal 1999 (which includes Contex service revenues) to $1,861,000 in the first quarter of fiscal 2000. Service revenues for the Publishing division for the first quarter of fiscal 2000 increased $493,000, or 36%, from the first quarter of fiscal 1999. The increase in service revenues was primarily a result of increased consulting service revenues and maintenance revenues from new accounts.


     Gross margins in the first quarter of the current fiscal year increased to 45% of revenues from 44% in the comparable quarter of fiscal 1999. Systems margins were 58% of systems revenues in the current fiscal quarter as compared to 78% of systems revenues in the first quarter of the previous fiscal year. The decrease of system margins in the first quarter of fiscal 2000 was primarily a result of third party software included in the significant customer sale. The service margins in the first quarter of fiscal 2000 were 40% as compared with service margins of 24% in the first quarter of the previous fiscal year. The increase was a result of reduced employee headcount and other cost containment.


     Research and development expenses in the first quarter of fiscal 2000, net of capitalized software development costs, were $782,000, a decrease of $159,000, or 17%, from the first quarter of fiscal 1999. The decrease was primarily due to reduced development headcount and payroll as a result of the sale of the Contex business. Capitalized software costs were none and $143,000 for the first three months of fiscal 2000 and 1999, respectively.


     Marketing, general and administrative expenses were $1,465,000 for the first quarter of fiscal 2000, a decrease of $457,000, or 24%, from the first quarter of fiscal 1999. The decline in corporate administrative expenses reflected savings associated with the relocation of corporate headquarters, a reduction in headcount as a result of the sale of the Contex business, as well as other cost containment programs.


     Net total other expense was $429,000 for the first quarter of fiscal 2000, an increase of $154,000, or 56%, from the first quarter of 1999, due to an increase in interest expense primarily due to the increase in warrant amortization expense as a result of a shorter life for the line of credit. (see
Note 4 to the Consolidated Financial Statements) as well as a rate increase on the note payable to Tudor Trust from 6% to 8% on a higher average balance of the Parent's credit line.


     The Company's deferred tax assets consist primarily of its net operating loss carryforwards. The Company has a valuation allowance to fully offset future tax benefits of these deferred assets.


     The Company accrued dividends of $24,000 on the Parent Series B Preferred in each of the first quarters of fiscal 2000 and 1999, as well as $15,000 on the Subsidiary Series A Preferred in the first quarter of fiscal 2000.


     The Company recorded a net loss allocable to common stockholders of $1,514,000 for the first quarter of fiscal 2000 compared to $1,987,000 for the first quarter of fiscal 1999.

Liquidity and Capital Resources

     At June 30, 1999, the Company had cash of $1,002,000, an increase of $556,000 from March 31, 1999. For the first three months of fiscal 2000, the Company's operating and investment activities used $1,419,000 of cash, primarily for operations. The Company invested $128,000 in capital expenditures during the quarter.


     Parent has a $12,227,000 line of credit with Tudor Trust, the largest stockholder of Parent. Mr. Jeffrey L. Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of Parent. This credit line has been used for working capital and general business purposes. As of June 30, 1999, Parent had an outstanding line of credit balance of $12,300,000. As of August 13, 1999, Parent had an outstanding credit line balance of $12,220,000. Subsidiary has a separate $1,750,000 line of credit with Tudor Trust. As of June 30, 1999, Subsidiary had drawn down $850,000 of the line of credit. As of August 13, 1999, Subsidiary had an outstanding credit balance of $850,000. See Note 4 to the Consolidated Financial Statements for a further description of these lines of credit.


     See Note 4 to the Consolidated Financial Statements for a description of Parent's efforts to restructure its outstanding Debentures, 15% Notes and 4% Notes. Despite the fact that 96% of the Debentures have been exchanged or sold by the holders thereof, Parent has been unable to identify the holders of the remaining Debentures. For this reason, Parent can give no assurance about the outcome of the effort to restructure and does not expect the matters to be resolved in the near future. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications or liabilities that might be necessary should the Company be unable to continue as a going concern.


     As a result of Tudor Trust's offer to purchase certain outstanding Debentures, 15% Notes and 4% Notes, $346,500 of 4% Notes and $25,000 of Debentures were repurchased and cancelled during the first quarter of fiscal 2000. The gain created by such retirement was treated as a contribution of capital.


     The Company anticipates that its cash requirements for fiscal 2000 will be satisfied mainly from its credit lines, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Notes and 4% Notes.

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

Products


     Year 2000 problems are characteristic of applications in which sorting by date is stored in a format that relies solely on the last two digits of the calendar year. Neither Xyvision Production Publisher ("XPP") nor Parlance

Document Manager ("PDM") store date information in this type of truncated format. Date information is stored in full standard UNIX date formats so that all four digits of the year are available both within the applications and to any applications built upon them. Both XPP and PDM continue to be tested internally to meet the Company's qualifications for Year 2000 compliance. The total cost relating to compliance by its products is not expected to be material to the Company's financial position or operations. As a key supplier to the technical documentation and publishing industries, the Company's major exposure for Year 2000 problems is the effect of shutting down page composition or document management capabilities production at one of its customer's facilities. The Company believes its contracts with its customers preclude liability for consequential damages as a result of such claims.

Third Party Products

     The Company continues to assess its exposure to failures of products obtained from third parties to be Year 2000 compliant. The primary risk in that regard relates to software applications integrated within its core applications, and the Company has received assurances that software licensed for use within its products are Year 2000 compliant. This assessment and testing program will be ongoing and the Company's efforts with respect to specific problems identified will depend in part upon its assessment of the risk that any such problems may cause. Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has not yet developed contingency plans in the event of a year 2000 failure caused by a supplier or third party, but intends to consider developing such plans if a specific problem is identified through the programs described above. In some cases, especially with respect to its software vendors, alternative suppliers may not be available. Despite its efforts to test its own and third party products, these products may contain undetected problems associated with Year 2000 compliance.

Information Technology and Operating Equipment

     The Company has identified anticipated costs, problems and uncertainties associated with making its internal use systems Year 2000 compliant. Costs identified by June 30, 1999 approximate $244,000 of which $150,000 has been expended at June 30, 1999. The Company expects to resolve the Year 2000 issue with respect to its computer systems and software applications during calendar year 1999 through the upgrade, conversion, modification or replacement of non-compliant systems and applications. The Company's Year 2000 readiness task force continues to assess the exposure of its internal information technologies ("IT"), including operating equipment and software systems.

     The Company has determined that the replacement of older non-compliant personal computers with Year 2000 compliant technology represents the most extensive task yet to be completed. The Company has replaced its customer support database application with an application that offers additional features, better interfaces and is warranted to be Year 2000 compliant. The Company is currently approximately 85% complete with replacement of its human resource and financial business system, which it believes will offer substantial benefits of improved functionality, ease of use and maintenance and which is Year 2000 compliant. The Company has identified a Year 2000 compliant vendor for its payroll application which will require minimal commitment from its IT group. The Company has identified and budgeted $100,000 in fiscal year 2000 for software and hardware replacement.

     The Company's communications infrastructure was partially upgraded in conjunction with its corporate relocation in February, 1998. The replacement of its voicemail system was accomplished in March 1999. The Company has been assured by its suppliers that its telecommunication systems and internet connectivity is Year 2000 compliant.

     The Company believes that it has an effective compliance plan in place, supported by its product planning and support organizations, and its internal IT support function. The remediation efforts are substantially complete, and the Company expects that continued testing and remediation efforts will continue for four to five months after June 30, 1999.

     The Company does not use operating equipment beyond systems which support what is considered to be merely office space. Maintenance of building support systems is wholly the responsibility of the Company's landlord according to the current lease agreement, and remediation of failures in this regard would fall under the landlord's extensive on-site maintenance operation.

Contingency Plans

     The Company would expect Year 2000 related problems to be addressed by reliance upon its backup of its IT related information assets with its physical hardcopy of customer files containing amounts owed, software and services previously delivered, and software options currently licensed by its customer base. There is no formal contingency plan under development, nor is one expected to be produced. The most likely worst case scenario is that the Company will have to upgrade applications without enhancing features and benefits in its financial, human resource and payroll applications. The Company has centralized the majority of its administrative functions at its corporate headquarters, and has a minimal reliance on widely geographically dispersed systems or networks to support its information resource needs.

     The foregoing shall be considered a Year 2000 readiness disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company does not currently use derivative financial instruments. The Company generally places its marketable security investments in high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less. The Company does not expect any material loss from its marketable security investments and therefore believes that its potential interest rate exposure is not material.

     Internationally, the Company invoices customers primarily in local currency. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. The Company does not currently enter into foreign currency hedge transactions. Through June 30, 1999, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operations.

                          PART II: OTHER INFORMATION
Item 3. Defaults Upon Senior Securities:

      For a description of defaults upon the Debentures, 15% Notes and 4% Notes and arrearage in the payment of dividends on the Parent Series B Preferred, see Note 4 to the Consolidated Financial Statements, which is incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K:

      (a) The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of or are included in this report.

      (b) Parent filed no reports on Form 8-K during the quarter of which this report is filed.

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



                                 XYVISION, INC.
                           ------------------------------
                                  (Registrant)








August 16, 1999
                                                  /s/ Wendy Darland
                                              ------------------------------
                                                 Wendy Darland
                                                 Vice President, Chief
                                                 Financial Officer,
                                                 Treasurer and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.     Description
-------------   --------------------------------------------------
27              Financial Data Schedule (Electronic version only)