Form 10-Q
period 1999-09-30
AZUL HOLDINGS INC
filed 1999-11-15
CIK 721080

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

               For the quarterly period ended September 30, 1999
                                      OR
  |q? TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
         For the transition period from ------------  to ------------


                        COMMISSION FILE NUMBER 000-14747


                               AZUL HOLDINGS INC.


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



       Registrant's telephone number including area code (781) 756-5600





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




                 [x]      Yes ----------  No ----------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
November 12, 1999.



       Common Stock, $.03 par value                           2,854,283
(Title of each class)                                (number of shares)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   Form 10-Q

                               Table of Contents




                                                                            Page

Part I. Financial Information


     Consolidated Balance Sheets
      at September 30, 1999 and March 31, 1999............................. 2


     Consolidated Statements of Operations
      for the three and six months ended September 30, 1999 and 1998....... 3


     Consolidated Statements of Cash Flows
      for the six months ended September 30, 1999 and 1998................. 4


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

ITEM 1.
                               AZUL HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                                  September 30,     March 31,
                                                                                       1999            1999
                                                                                  ----------        -------
                                                                                           (In thousands)
                                    ASSETS
Current assets:
  Cash and cash equivalents ...................................................   $      301        $   446
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $225 at September 30, 1999
     and $443 at March 31, 1999 ...............................................        1,668          1,608
  Inventories .................................................................          112            513
  Other current assets ........................................................          286            297
                                                                                  ----------        -------
      Total current assets ....................................................        2,367          2,864
  Property and equipment, net .................................................          687            639
  Other assets, net, principally software development costs ...................          446            563
                                                                                  ----------        -------
        Total assets ..........................................................   $    3,500        $ 4,066
                                                                                  ==========        =======
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note payable to a stockholder, less unamortized discount of $340 at
   September 30, 1999 and $680 at March 31, 1999...............................   $   13,317        $11,245
  Current portion of long-term debt ...........................................        1,862          2,206
  Accounts payable and accrued expenses .......................................        2,942          2,829
  Other current liabilities ...................................................        2,325          2,501
                                                                                  ----------        -------
      Total current liabilities ...............................................       20,446         18,781
                                                                                  ----------        -------
        Total liabilities .....................................................       20,446         18,781
                                                                                  ----------        -------
Minority interest in subsidiary ...............................................        1,806          1,015
Commitments and contingencies .................................................            -              -
Stockholders' deficit:
  Capital stock:
   Series preferred stock, $1.00 par value; 1,700,000 shares authorized;
     no shares issued .........................................................            -              -
   Series B convertible preferred stock, $1.00 par value; 300,000 shares authorized; 234,977 issued and outstanding at September 30, 1999 and
     March 31, 1999 (aggregate liquidation preference of $3,292 and $3,246,
     respectively) ............................................................          235            235
   Series C convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 175,000 shares issued and outstanding at September 30, 1999
     and March 31, 1999 .......................................................        1,750          1,750
   Common stock, $.03 par value; 25,000,000 shares authorized; 2,949,616
     issued and outstanding at September 30, 1999 and March 31, 1999 ..........           88             88
  Additional paid-in capital ..................................................       51,458         51,124
  Accumulated deficit .........................................................      (71,115)       (67,759)
                                                                                  ----------        -------
                                                                                     (17,584)       (14,562)
  Less:
   Treasury stock, at cost; 95,333 shares at September 30, 1999 and
     March 31, 1999 ...........................................................        1,168          1,168
                                                                                  ----------        -------
   Total stockholders' deficit ................................................      (18,752)       (15,730)
                                                                                  ----------        -------
        Total liabilities and stockholders' deficit ...........................   $    3,500        $ 4,066
                                                                                  ==========        =======

The accompanying notes are an integral part of the consolidated financial statements.

                              AZUL HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                         Three MonthsEnded                           Six Months Ended
                                                        ---------------------------------   -----------------------------------
                                                        September 30,     September 30,     September 30,     September 30,
                                                           1999              1998              1999              1998
                                                        -------           -------           -------           -------
                                                        (Unaudited)                                     (Unaudited)
  Revenues:
   Systems ..........................................   $   623           $   781           $ 1,386           $ 1,772
   Service ..........................................     1,707             1,607             3,568             3,287
                                                        -------           -------           -------           -------
       Total revenues ...............................     2,330             2,388             4,954             5,059
                                                        -------           -------           -------           -------
  Cost of sales:
   Systems ..........................................       187               704               504               923
   Service ..........................................     1,230             1,326             2,351             2,603
                                                        -------           -------           -------           -------
       Total cost of sales ..........................     1,417             2,030             2,855             3,526
                                                        -------           -------           -------           -------
  Gross margin ......................................       913               358             2,099             1,533
                                                        -------           -------           -------           -------
  Expenses:
   Research and development .........................       924             1,163             1,705             2,104
   Marketing, general and administrative ............     1,375             2,487             2,840             4,409
                                                        -------           -------           -------           -------
       Total operating expenses .....................     2,299             3,650             4,545             6,513
                                                        -------           -------           -------           -------
  Loss from operations ..............................    (1,386)           (3,292)           (2,446)           (4,980)
                                                        -------           -------           -------           -------
  Other expense, net:
   Interest income ..................................         7                 2                11                 2
   Interest expense - third party ...................      (206)              (34)             (639)              (62)
   Interest expense - stockholder ...................      (233)             (366)             (234)             (614)
                                                        -------           -------           -------           -------
  Total other expense, net ..........................      (432)             (398)             (862)             (674)
                                                        -------           -------           -------           -------
  Loss before income taxes ..........................    (1,818)           (3,690)           (3,308)           (5,654)
  Provision for income taxes ........................         -                 -                 -                 -
                                                        -------           -------           -------           -------
  Net loss ..........................................    (1,818)           (3,690)           (3,308)           (5,654)
  Series B Preferred Stock dividends ................        23                24                47                48
                                                        -------           -------           -------           -------
  Net loss allocable to common stockholders .........   $(1,841)          $(3,714)          $(3,355)          $(5,702)
                                                        =======           =======           =======           =======
  Basic and diluted earnings per share:
  Loss allocable to common stockholders .............      (.65)            (1.30)            (1.18)            (2.00)
                                                        -------           -------           -------           -------
  Net loss per share ................................      (.65)            (1.30)            (1.18)            (2.00)
                                                        =======           =======           =======           =======
   Weighted average common and common
     equivalent shares outstanding ..................     2,854             2,854             2,854             2,854
                                                        =======           =======           =======           =======

The accompanying notes are an integral part of the consolidated financial statements.

                              AZUL HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                       Six Months Ended
                                                                             ------------------------------------
                                                                             September 30,    September 30,
                                                                                  1999             1998
                                                                             -------          -------
                                                                                         (Unaudited)
Operations:
Net loss ................................................................... $(3,308)         $(5,654)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization ..............................................     304            1,132
Interest expense related to warrants .......................................     340                -
Provisions for losses on accounts receivable ...............................    (110)             379
Loss on sale of assets .....................................................       -              397
Operating assets and liabilities:
  Accounts receivable ......................................................      49            1,241
  Inventories ..............................................................     401                8
  Accounts payable and accrued expenses ....................................     113             (107)
  Other current liabilities ................................................    (190)              11
  Other assets .............................................................      13              179
                                                                             -------          -------
Net cash used for operations ...............................................  (2,388)          (2,414)
Investments:
Additions to property and equipment ........................................    (239)            (119)
Capitalized software .......................................................       -             (176)
                                                                             -------          -------
Net cash used for investments ..............................................    (239)            (295)
Financing:
Proceeds from line of credit from a stockholder ............................   1,812            2,600
Repayment of line of credit to a stockholder ...............................     (80)               -
Proceeds from sale of Subsidiary's Series A Preferred Stock ................     750                -
                                                                             -------          -------
Net cash provided from financing ...........................................   2,482            2,600
Net decrease in cash and cash equivalents ..................................    (145)            (109)
Cash and cash equivalents at the beginning of the period ...................     446              357
                                                                             -------          -------
Cash and cash equivalents at the end of the period ......................... $   301          $   248
                                                                             =======          =======
Supplemental Information:
  Accrued Preferred Stock dividends ........................................      47               48
  Extinguishment of 4% note payable ........................................     347                -
  Extinguishment of Debenture ..............................................      25                -

The accompanying notes are an integral part of the consolidated financial statements.

                              AZUL HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 1. In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 1999 and the results of its consolidated operations and consolidated cash flows for the quarter ended September 30, 1999 and 1998 of Azul Holdings Inc. ("Parent") and its majority-owned subsidiary Xyvision Enterprise Solutions, Inc. ("Subsidiary") (Parent and Subsidiary are sometimes collectively referred to as the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

    The results of consolidated operations for the quarter ended September 30, 1999 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.


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


    On December 31, 1998, as part of the corporate restructuring plan further described in Note 5 to the

                              AZUL HOLDINGS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

    On December 31, 1998, Subsidiary and Tudor Trust entered into a Loan Agreement providing Subsidiary with a $1,000,000 line of credit for working capital and general business purposes, which was subsequently amended to $1,850,000 with a maturity extended to June 30, 2001. This line of credit bears an interest rate of 8% per annum, and is collateralized by substantially all of the assets of Subsidiary.

    The Company is currently in negotiations with Tudor Trust to facilitate the Company's cash requirements for at least the remainder of fiscal 2000. There can be no assurance, however, that such negotiations will be successful or that increased borrowings will be available under the Company's line of credit or otherwise from Tudor Trust.

    As of September 30, 1999, the Company had an outstanding credit line balance of $13,657,000, of which $1,400,000 are the borrowings of the Subsidiary. As of November 12, 1999, the Company had an outstanding credit line balance of $14,107,000, of which $1,850,000 are borrowings of the Subsidiary.


 5. In May 1987, Parent issued an aggregate of $25,000,000 principal aggregate amount of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into Parent Common Stock at a conversion price of $112.50 per share. Interest on the Debentures is payable annually and the Debentures may be called by Parent under certain conditions. During fiscal 1992, Parent began a program to restructure its financial position, specifically, the Debentures, which continues to this date.

    From March 10, 1992 to September 30, 1996, Parent completed restructuring transactions pursuant to which the holders of an aggregate of $19,035,000 aggregate principal amount of Debentures exchanged such Debentures for a combination of unsecured, unsubordinated promissory notes issued by Parent bearing interest at 15% per year (the "15% Notes") and shares of Parent Common Stock. Between September 30, 1996 and December 31, 1998, Parent completed restructuring transactions pursuant to which holders of an aggregate of $2,020,000 of Debentures generally exchanged such Debentures for shares of Parent Common Stock. As discussed in the last paragraph of this Note 4, Tudor Trust has made an offer to purchase certain outstanding Debentures, 15% Notes and 4% Notes. As a result, $25,000 of Debentures were repurchased and cancelled during the first quarter of fiscal 2000. The gain created by such cancellation was treated as a contribution of capital because Tudor Trust is a related and significant stockholder. As of September 30, 1999, an aggregate of $1,330,000 Debentures remained outstanding. Parent may seek to restructure the remaining Debentures, but there can be no assurance that it will do so.

    Parent did not make the interest payments due on the Debentures on May 5, of 1992, 1993, 1994, 1995, 1996, 1997, 1998 or 1999. As of September 30,
    1999, the cumulative unpaid interest due on the Debentures totaled $683,000. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of no less than 25% of outstanding principal amount of Debentures have the right to accelerate the maturity date of the remaining Debentures. As of September 30, 1999, no such acceleration had occurred or been threatened.

                              AZUL HOLDINGS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

    As of March 31, 1998, Parent completed restructuring transactions pursuant to which holders of 15% Notes in an aggregate principal amount of $5,709,000 with accrued interest of $2,353,000 generally exchanged such 15% Notes (including all rights to receive any interest accrued thereon) for a combination of (i) unsecured, unsubordinated promissory notes of Parent bearing interest at 4% per year (the "4% Notes"), (ii) shares of Parent Common Stock and (iii) shares of Parent Series B Preferred. The Parent Series B Preferred accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. As of September 30, 1999, cumulative accrued but unpaid dividends on the Parent Series B Preferred totaled $351,000. As of September 30, 1999, 15% Notes in an aggregate principal amount of $60,000 with accrued interest of $84,000 were overdue. Parent may seek to restructure the remaining 15% Notes, but there can be no assurance that it will do so. No 15% notes have been repurchased by Tudor Trust.

    As a result of Tudor Trust's offer to purchase certain outstanding Debentures, 15% Notes and 4% Notes, $346,500 of 4% Notes were repurchased and cancelled during the first quarter of fiscal 2000. The gain created by such cancellation was treated as a contribution of capital because Tudor Trust is a related and significant stockholder. As of June 30, 1999, Parent had completed restructuring transactions pursuant to which the holders of 4% Notes in an aggregate principal amount of $5,321,000 exchanged such 4% Notes for shares of Parent Common Stock plus accrued but unpaid interest. As of September 30, 1999, 4% Notes in an aggregate principal amount of $389,000 with accrued interest of $26,000 were overdue.

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

    On December 31, 1998, Parent completed a corporate restructuring plan (the "Restructuring") pursuant to which, among other things, substantially all of the assets of Parent's publishing business were transferred to Subsidiary in exchange for shares of the common stock of Subsidiary, while the majority of Parent's liabilities, including obligations under its line of credit with Tudor Trust, remained with Parent. As described in Note 4 to the Consolidated Financial Statements, Parent's credit line with Tudor Trust was amended. In addition, Tudor Trust converted $1,750,000 of Parent's outstanding indebtedness under a line of credit with Parent into 175,000 shares of Parent Series C Preferred, which are convertible into Parent Common Stock. An additional $5,000,000 of Parent's outstanding indebtedness became convertible into Parent Series C Preferred in June 1999 at the option of Tudor Trust at the conversion ratio of $10.00 per share. Tudor Trust has also surrendered for cancellation warrants to purchase an aggregate of 4,956,000 shares of Parent Common Stock at various exercise prices. Tudor Trust has also provided Subsidiary with a $1,850,000 line of credit, and has invested $1,750,000 to purchase 700,000 shares of Subsidiary's Series A Preferred Stock (the "Subsidiary Series A Preferred"). The Subsidiary Series A Preferred converts into Subsidiary's common stock on a one-for-one basis, subject to adjustment.


 6. The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets.

                              AZUL HOLDINGS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


 7. Earnings Per Share

                                                          Three MonthsEnded                           Six Months Ended
                                                         --------------------------------   ------------------------------------
                                                         September 30,     Sepember 30,     September 30,     Sepember 30,
                                                           1999              1998             1999              1998
                                                         ------            ------           ------            ------
                                                         (Unaudited)                                    (Unaudited)
  Basic and diluted EPS Computation:
  Net loss ...........................................   (1,818)           (3,690)          (3,308)           (5,654)
  Series B Preferred Stock Dividends .................       23                24               47                48
                                                         ------            ------           ------            ------
  Net loss allocable to common stockholders ..........   (1,841)           (3,714)          (3,355)           (5,702)
                                                         ------            ------           ------            ------
  Weighted average common shares outstanding .........    2,854             2,854            2,854             2,854
                                                         ======            ======           ======            ======

  Basic and diluted EPS:
  Loss allocable to common stockholders ..............     (.65)            (1.30)           (1.18)            (2.00)
                                                         ------            ------           ------            ------
  Net loss per share .................................     (.65)            (1.30)           (1.18)            (2.00)
                                                         ======            ======           ======            ======


On October 20, 1998 Parent amended its Certificate of Incorporation to effect a one-for-five reverse split of Parent Common Stock and to change the number of authorized shares from 50,000,000 to 25,000,000. All references to number of shares and per share information in the consolidated financial statements have been
     adjusted to reflect a reverse stock split on a retroactive basis.

    At September 30, 1999, the following antidilutive common stock equivalents were not included in the diluted EPS calculation as a result of the net loss for the period: (i) options to purchase 326,751 shares of common stock, (ii) shares of Series B Preferred Stock convertible to 94,000 shares of common stock, (iii) shares of Series C Preferred convertible to 1,750,000 shares of common stock, (iv) and 99,478 common equivalents as a result of certain debt to equity transactions.


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


 9. Xyvision, Inc. changed its name to Azul Holdings Inc. during quarter ended September 30, 1999 and now trades under symbol "AZUL". The name change reflects Azul Holding's focus on its investment portfolio, including the Subsidiary.

ITEM 2.
                               AZUL HOLDINGS INC.

Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
         For the three month periods ended September 30, 1999 and 1998


Results of Operations

     Revenues for the second quarter of fiscal 2000 were $2,330,000, a decrease of approximately $58,000, or 2%, from the second quarter of fiscal 1999. Systems revenues in the second quarter of fiscal 1999 include both the Contex and Publishing divisions. On September 18, 1998, the Company sold substantially all the assets of its Contex division, pursuant to the terms of an Asset Purchase Agreement dated September 18, 1998 between the Company and Barco, Inc. (see Note 8 to the Consolidated Financial Statements). For that reason, systems revenues in the second quarter of fiscal 2000 include revenues from only the Publishing division which increased $55,000, or 10%, when compared to publishing systems revenues of the same quarter of fiscal 1999. One significant customer sale and related services accounted for 11% of the revenues in the second quarter of fiscal 2000. Overall, combined system revenues declined $158,000, or 20%, from $781,000 to $623,000, as a result of the sale of the Contex division. Service revenues increased $100,000 or 6% from $1,607,000 in the second quarter of fiscal 1999 (which includes Contex service revenues) to $1,707,000 in the second quarter of fiscal 2000. Service revenues for the Publishing division for the second quarter of fiscal 2000 increased $454,000, or 36%, from the second quarter of fiscal 1999. The increase in service revenues was primarily a result of increased consulting service revenues and maintenance revenues from new and renewing accounts.

     Gross margins in the second quarter of the current fiscal year increased to 39% of revenues from 15% in the comparable quarter of fiscal 1999. Systems margins were 70% of systems revenues in the current fiscal quarter as compared to 10% of systems revenues in the second quarter of the previous fiscal year. The increase of system margins in the second quarter of fiscal 2000 was primarily a result of favorable product mix. Accelerated amortization due to the change in estimate of realizability of previously capitalized software resulted in an expense of approximately $286,000 in the second quarter of fiscal 1999. The service margins in the second quarter of fiscal 2000 were 28% as compared with service margins of 17% in the second quarter of the previous fiscal year. The increase was a result of reduced employee headcount resulting from the sale of the Contex division.

     Research and development expenses in the second quarter of fiscal 2000, net of capitalized software development costs, were $924,000, a decrease of $239,000, or 21%, from the second quarter of fiscal 1999. The decrease was primarily due to reduced development headcount and payroll as a result of the sale of the Contex business. The Company made further reductions in headcount in September 1999 and has included related severance costs in the reported expenses. Capitalized software costs were none and $176,000 for the first six months of fiscal 2000 and 1999, respectively.

     Marketing, general and administrative expenses were $1,375,000 for the second quarter of fiscal 2000, a decrease of $1,112,000, or 45%, from the second quarter of fiscal 1999. The decline in corporate administrative expenses reflected a reduction in headcount as a result of the sale of the Contex business, as well as other cost containment programs. The Company made further reductions in headcount in September 1999 and has included related severance costs in the reported expenses. Also included in administrative expenses is a benefit of approximately $110,000 related to collections of accounts receivable previously reserved.

     Net total other expense was $432,000 for the second quarter of fiscal 2000, an increase of $34,000, or 9%, from the second quarter of 1999, due to an increase in interest expense primarily due to the increase in warrant amortization expense as a result of a shorter life for the line of credit. (see
Note 4 to the Consolidated Financial Statements) as well as a rate increase on the note payable to Tudor Trust from 6% to 8% on a higher average balance of the Parent's credit line.

     The Company's deferred tax assets consist primarily of its net operating loss carryforwards. The Company has a valuation allowance to fully offset future tax benefits of these deferred assets.

     The Company accrued dividends of $23,000 on the Parent Series B Preferred in each of the second quarters of fiscal 2000 and 1999, as well as $26,000 on the Subsidiary Series A Preferred in the second quarter of fiscal 2000.

     The Company recorded a net loss allocable to common stockholders of $1,841,000 for the second quarter of fiscal 2000 compared to $3,714,000 for the second quarter of fiscal 1999.

Liquidity and Capital Resources

     At September 30, 1999, the Company had cash of $301,000, a decrease of $145,000 from March 31, 1999. For the first six months of fiscal 2000, the Company's operating and investment activities used $2,627,000 of cash, primarily for operations. The Company invested $111,000 in capital expenditures during the quarter.

     Parent has a $12,227,000 line of credit with Tudor Trust, the largest stockholder of Parent. Mr. Jeffrey L. Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of Parent. This credit line has been used for working capital and general business purposes. As of September 30, 1999, Parent had an outstanding line of credit balance of $12,257,000. As of November 12, 1999, Parent had an outstanding credit line balance of $12,257,000. Subsidiary has a separate $1,850,000 line of credit with Tudor Trust. As of September 30, 1999, Subsidiary had drawn down $1,400,000 of the line of credit. As of November 12, 1999, Subsidiary had an outstanding credit balance of $1,850,000. See Note 4 to the Consolidated Financial Statements for a further description of these lines of credit.

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

     The Company anticipates that its cash requirements for fiscal 2000 will be satisfied mainly from its credit lines, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Notes and 4% Notes. There can be no assurances that increased borrowings will be available under the Company's line of credit or otherwise from Tudor Trust.

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

     The Company has established plans and has included the necessary modifications for the technical adaptation of its internal information technology and other systems to accommodate euro-denominated transactions. The Company is also assessing the business implications of the conversion to the euro, including long-term competitive implications. The Company does not expect the euro conversion to have a significant impact on its results of operations, financial condition or cash flows. However, the Company will continue to assess the impact of euro conversion issues as the applicable accounting, tax, legal and regulatory guidance evolves.

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

Information Technology and Operating Equipment

     The Company has identified anticipated costs, problems and uncertainties associated with making its internal use systems Year 2000 compliant. Costs identified by September 30, 1999 approximate $244,000 of which $217,000 has been expended at September 30, 1999. The Company expects to resolve the Year 2000 issue with respect to its computer systems and software applications during calendar year 1999 through the upgrade, conversion, modification or replacement of non-compliant systems and applications. The Company's Year 2000 readiness task force continues to assess the exposure of its internal information technologies ("IT"), including operating equipment and software systems.

     The Company has determined that the replacement of older non-compliant personal computers with Year 2000 compliant technology represents the most extensive task yet to be completed. The Company has replaced its customer support database application with an application that offers additional features, better interfaces and is warranted to be Year 2000 compliant. The Company is currently approximately 90% complete with replacement of its human resource and financial business system, which it believes will offer substantial benefits of improved functionality, ease of use and maintenance and which is Year 2000 compliant. The Company recently upgraded its payroll application which was accomplished swiftly. The Company has identified and budgeted $100,000 in fiscal year 2000 for software and hardware replacement.

     The Company's communications infrastructure was partially upgraded in conjunction with its corporate relocation in February, 1998. The replacement of its voicemail system was accomplished in March 1999. The Company has been assured by its suppliers that its telecommunication systems and internet connectivity is Year 2000 compliant.

     The Company believes that it has an effective compliance plan in place, supported by its product planning and support organizations, and its internal IT support function. The remediation efforts are substantially complete, and the Company expects that continued testing and remediation efforts will continue for one to two months after September 30, 1999.

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

     Internationally, the Company invoices customers primarily in local currency. The Company is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. The Company does not currently enter into foreign currency hedge transactions. Through September 30, 1999, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operations.

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

      (b) On September 29, 1999 Parent filed a report on Form 8-K disclosing under Item 5 thereof the amendment of Parent's certificate of incorporation to change its name to "Azul Holdings Inc."

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AZUL HOLDINGS INC.
                           ------------------------------
                                  (Registrant)





November 15, 1999

                                 /s/ Wendy Darland
                          ------------------------------
                                     Wendy Darland
                                     Vice President, Chief
                                     Financial Officer,
                                     Treasurer and Secretary
                                     (Principal Financial and
                                      Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.       Description
---------------   ----
 3.1              Restated Certificate of Incorporation, incorporated herein by reference to the
                  Registrant's Annual Report on Form 10-K for the year ended March 31,
                  1988.
 3.2              Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the
                  year ended March 31, 1993.
 3.3              Certificate of Amendment to Certificate of Incorporation, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the
                  year ended March 31, 1996.
 3.4              Certificate of Designation to Certificate of Incorporation designating Series
                  B Preferred Stock, incorporated herein by reference to the Registrant's
                  Annual Report on Form 10-K for the year ended March 31, 1996.
 3.5              Certificate of Amendment of Amended and Restated Certificate of Incorpo-
                  ration, incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
 3.6              Certificate Eliminating the Series A Junior Participating Preferred Stock,
                  incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report
                  on Form 10-Q for the quarter ended December 31, 1998.
 3.7              Certificate of Designations of the Preferred Stock to be Designated Series C
                  Preferred Stock, incorporated by reference to Exhibit 3.2 to the Registrant's
                  Quarterly Report on Form 10-Q for the quarter ended December 31, 1998.
 3.8              Certificate of Amendment of Amended and Restated Certificate of Incorpo-
                  ration of the Registrant, incorporated herein by reference to the Registrant's
                  Annual Report on Form 10-K for the year ended March 31, 1999.
 3.9              Certificate of Ownership and Merger Merging Xyvision Design Systems,
                  Inc. into Xyvision, Inc. and Changing the Name of Xyvision, Inc.
10.1              First Amendment to Secured Advanced Facility Loan Agreement dated as of
                  July 1, 1999 between Xyvision Enteprise Solutions, Inc. and Jeffrey L.
                  Neuman as Trustee of Tudor Trust u/d/t December 12, 1997
10.2              Series A Convertible Preferred Stock Purchase Agreement dated as of July
                  1, 1999 between Xyvision Enterprise Solutions, Inc. and Tudor Trust
 27               Financial Data Schedule (Electronic version only)