Form 10-Q
period 1999-12-31
AZUL HOLDINGS INC
filed 2000-02-15
CIK 721080

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

                For the quarterly period ended December 31, 1999
                                      OR
  |q? TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
         For the transition period from ------------  to ------------


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




                 [x]      Yes ----------  No ----------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
February 14, 2000.



       Common Stock, $.03 par value                           2,854,513
(Title of each class)                                (number of shares)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   Form 10-Q

                               Table of Contents




                                                                            Page

Part I. Financial Information


     Consolidated Balance Sheets
      at December 31, 1999 and March 31, 1999.............................. 2


     Consolidated Statements of Operations
      for the three and nine months ended December 31, 1999 and 1998....... 3


     Consolidated Statements of Cash Flows
      for the nine months ended December 31, 1999 and 1998................. 4


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

ITEM 1.
                               AZUL HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                 December 31,      March 31,
                                                                                     1999             1999
                                                                                 ----------        -------
                                                                                          (In thousands)
                                    ASSETS
Current assets:
  Cash and cash equivalents ..................................................   $      547        $   446
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $224 at December 31, 1999
     and $443 at March 31, 1999 ..............................................        1,677          1,608
  Inventories ................................................................           11            513
  Other current assets .......................................................          449            297
                                                                                 ----------        -------
      Total current assets ...................................................        2,684          2,864
  Property and equipment, net ................................................          605            639
  Other assets, net, principally software development costs ..................          385            563
                                                                                 ----------        -------
        Total assets .........................................................   $    3,674        $ 4,066
                                                                                 ==========        =======
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note payable to a stockholder, less unamortized discount of $170 at
   December 31, 1999 and $680 at March 31, 1999...............................   $   14,637        $11,245
  Current portion of long-term debt ..........................................        1,867          2,206
  Accounts payable and accrued expenses ......................................        3,245          2,829
  Other current liabilities ..................................................        2,358          2,501
                                                                                 ----------        -------
      Total current liabilities ..............................................       22,107         18,781
                                                                                 ----------        -------
        Total liabilities ....................................................       22,107         18,781
                                                                                 ----------        -------
Minority interest in subsidiary ..............................................        1,832          1,015
Commitments and contingencies ................................................            -              -
Stockholders' deficit:
  Capital stock:
   Series preferred stock, $1.00 par value; 1,700,000 shares authorized;
     no shares issued ........................................................            -              -
   Series B convertible preferred stock, $1.00 par value; 300,000 shares authorized; 234,403 issued and outstanding at December 31, 1999 and
     March 31, 1999 (aggregate liquidation preference of $3,316 and $3,246,
     respectively) ...........................................................          235            235
   Series C convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 175,000 shares issued and outstanding at December 31, 1999
     and March 31, 1999 ......................................................        1,750          1,750
   Common stock, $.03 par value; 25,000,000 shares authorized; 2,949,616
     issued and outstanding at December 31, 1999 and March 31, 1999 ..........           88             88
  Additional paid-in capital .................................................       51,458         51,124
  Accumulated deficit ........................................................      (72,628)       (67,759)
                                                                                 ----------        -------
                                                                                    (19,097)       (14,562)
  Less:
   Treasury stock, at cost; 95,333 shares at December 31, 1999 and
     March 31, 1999 ..........................................................        1,168          1,168
                                                                                 ----------        -------
   Total stockholders' deficit ...............................................      (20,265)       (15,730)
                                                                                 ----------        -------
        Total liabilities and stockholders' deficit ..........................   $    3,674        $ 4,066
                                                                                 ==========        =======

The accompanying notes are an integral part of the consolidated financial statements.

                              AZUL HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                        Three Months Ended                        Nine Months Ended
                                                        -------------------------------   ---------------------------------
                                                        December 31,     December 31,     December 31,     December 31,
                                                           1999             1998             1999             1998
                                                        -------          -------          -------          -------
                                                        (Unaudited)                                  (Unaudited)
  Revenues:
   Systems ..........................................   $   656          $   963          $ 2,041          $ 2,728
   Service ..........................................     1,637            1,783            5,206            5,077
                                                        -------          -------          -------          -------
       Total revenues ...............................     2,293            2,746            7,247            7,805
                                                        -------          -------          -------          -------
  Cost of sales:
   Systems ..........................................       244              250              747            1,173
   Service ..........................................       973            1,119            3,325            3,722
                                                        -------          -------          -------          -------
       Total cost of sales ..........................     1,217            1,369            4,072            4,895
                                                        -------          -------          -------          -------
  Gross margin ......................................     1,076            1,377            3,175            2,910
                                                        -------          -------          -------          -------
  Expenses:
   Research and development .........................       754              801            2,460            2,905
   Marketing, general and administrative ............     1,362            1,769            4,202            6,178
                                                        -------          -------          -------          -------
       Total operating expenses .....................     2,116            2,570            6,662            9,083
                                                        -------          -------          -------          -------
  Loss from operations ..............................    (1,040)          (1,193)          (3,487)          (6,173)
                                                        -------          -------          -------          -------
  Other expense, net:
   Interest income ..................................         2                3               13                9
   Interest expense - third party ...................      (201)             (30)            (840)             (95)
   Interest expense - stockholder ...................      (250)            (385)            (484)            (999)
                                                        -------          -------          -------          -------
  Total other expense, net ..........................      (449)            (412)          (1,311)          (1,085)
                                                        -------          -------          -------          -------
  Loss before income taxes ..........................    (1,489)          (1,605)          (4,798)          (7,258)
  Provision for income taxes ........................         -                -                -                -
                                                        -------          -------          -------          -------
  Net loss ..........................................    (1,489)          (1,605)          (4,798)          (7,258)
  Series B Preferred Stock dividends ................        24               24               71               72
                                                        -------          -------          -------          -------
  Net loss allocable to common stockholders .........   $(1,513)         $(1,629)         $(4,869)         $(7,330)
                                                        =======          =======          =======          =======
  Basic and diluted earnings per share:
  Loss allocable to common stockholders .............     (0.53)           (0.57)           (1.71)           (2.57)
                                                        -------          -------          -------          -------
  Net loss per share ................................     (0.53)           (0.57)           (1.71)           (2.57)
                                                        =======          =======          =======          =======
   Weighted average common and common
     equivalent shares outstanding ..................     2,855            2,854            2,855            2,854
                                                        =======          =======          =======          =======

The accompanying notes are an integral part of the consolidated financial statements.

                              AZUL HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                     Nine Months Ended
                                                                             ----------------------------------
                                                                             December 31,    December 31,
                                                                                 1999            1998
                                                                             -------         -------
                                                                                        (Unaudited)
Operations:
Net loss ................................................................... $(4,798)        $(7,258)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization ..............................................     464           1,414
Interest expense related to warrants .......................................     510               -
Provisions for losses on accounts receivable ...............................    (110)            397
Loss on sale of assets .....................................................       -             379
Operating assets and liabilities:
  Accounts receivable ......................................................      41           1,702
  Inventories ..............................................................     502             164
  Accounts payable and accrued expenses ....................................     415            (294)
  Other current liabilities ................................................    (150)            (38)
  Other assets .............................................................    (144)             94
                                                                             -------         -------
Net cash used for operations ...............................................  (3,270)         (3,440)
Investments:
Additions to property and equipment ........................................    (261)           (160)
Capitalized software .......................................................       -            (176)
Proceeds from sale of assets ...............................................       -               3
                                                                             -------         -------
Net cash used for investments ..............................................    (261)           (333)
Financing:
Proceeds from line of credit from a stockholder ............................   2,962           3,300
Proceeds from sale of subsidiary's preferred stock .........................     750             600
Repayment of line of credit to a stockholder ...............................     (80)              -
                                                                             -------         -------
Net cash provided from financing ...........................................   3,632           3,900
Net increase in cash and cash equivalents ..................................     101             127
Cash and cash equivalents at the beginning of the period ...................     446             357
                                                                             -------         -------
Cash and cash equivalents at the end of the period ......................... $   547         $   484
                                                                             =======         =======
Supplemental Information:
 Accrued Preferred Stock dividends .........................................      71              72
 Extinguishment of 4% note payable .........................................     347               -
 Extinguishment of debentures ..............................................      25               -
 Note receivable from stockholder ..........................................       -             400
 Conversion of debt from stockholder .......................................       -           1,750

The accompanying notes are an integral part of the consolidated financial statements.

                              AZUL HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 1. In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 1999 and the results of consolidated operations and consolidated cash flows for the three and nine months ended December 31, 1999 and 1998 of Azul Holdings Inc. ("Parent") and its majority-owned subsidiary Xyvision Enterprise Solutions, Inc. ("Subsidiary" or "XyEnterprise") (Parent and Subsidiary are sometimes collectively referred to as the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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

    The results of consolidated operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results of consolidated operations that may be expected for the complete fiscal year.



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


    On December 31, 1998, as part of the corporate restructuring plan further described in Note 5 to the

                              AZUL HOLDINGS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

    Consolidated Financial Statements, Tudor Trust converted $1,750,000 of the outstanding indebtedness under the line of credit into 175,000 shares of Parent's Series C Preferred Stock ("Parent Series C Preferred") (which are convertible into 1,750,000 shares of Parent Common Stock). In addition, Parent and Tudor Trust entered into an additional amendment to the line of credit that, among other things (i) provided that an additional $5,000,000 of the outstanding indebtedness became convertible in June 1999, into shares of Parent Series C Preferred at a rate of $10.00 per share at the option of Tudor Trust, (ii) decreased the interest rate on the convertible portion of the line of credit from 8% to 6% per annum, (iii) decreased the maximum loan amount thereunder to $12,227,000, less any amount converted from time to time into shares of Parent Series C Preferred, (iv) Tudor Trust released its liens on the assets of Parent that were transferred to Subsidiary while taking a security interest in the stock of Subsidiary held by Parent, and (v) Tudor Trust also surrendered for cancellation warrants to purchase an aggregate of 4,956,000 shares of Parent Common Stock at various exercise prices. On December 7, 1999, Parent and Tudor Trust entered into an additional amendment to the line of credit that increased the maximum loan amount to $12,326,620.

    Notwithstanding the fact such warrants have been cancelled, as described in the preceding paragraph, Parent has continued to amortize the portion of the warrants related to Parent's outstanding line of credit balance into interest expense.

    On December 31, 1998, Subsidiary and Tudor Trust entered into a Loan Agreement providing Subsidiary with a $1,000,000 line of credit for working capital and general business purposes, which was subsequently amended to $2,400,000 with a maturity extended to March 31, 2003. This line of credit bears an interest rate of 8% per annum, and is collateralized by substantially all of the assets of Subsidiary.

    The Company is currently in negotiations with Tudor Trust to facilitate the Company's cash requirements for at least the remainder of fiscal 2000. There can be no assurance, however, that such negotiations will be successful or that increased borrowings will be available under the Company's line of credit or otherwise from Tudor Trust.

    As of December 31, 1999, the Company had an outstanding credit line balance of $14,557,000, of which $2,200,000 are the borrowings of the Subsidiary. As of February 11, 2000, the Company had an outstanding credit line balance of $14,757,000, of which $2,400,000 are borrowings of the Subsidiary.


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

    From March 10, 1992 to September 30, 1996, Parent completed restructuring transactions pursuant to which the holders of an aggregate of $19,035,000 aggregate principal amount of Debentures exchanged such Debentures for a combination of unsecured, unsubordinated promissory notes issued by Parent bearing interest at 15% per year (the "15% Notes") and shares of Parent Common Stock. Between September 30, 1996 and December 31, 1998, Parent completed restructuring transactions pursuant to which holders of an aggregate of $2,020,000 of Debentures generally exchanged such Debentures for shares of Parent Common Stock. As discussed in the second to the last paragraph of this Note 5, Tudor Trust has made an offer to purchase certain outstanding Debentures, 15% Notes and 4% Notes. As a result, $25,000 of Debentures were repurchased and cancelled during the first quarter of fiscal 2000. The gain created by such cancellation was treated as a contribution of capital because Tudor Trust is a related and significant stockholder. As of December 31, 1999, an aggregate of $1,330,000 Debentures remained outstanding. Parent may seek to restructure the remaining Debentures, but there can be no assurance that it will do so.

    Parent did not make the interest payments due on the Debentures on May 5, of 1992, 1993, 1994, 1995, 1996, 1997, 1998 or 1999. As of December 31,
    1999, the cumulative unpaid interest due on the Debentures totaled $703,000. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of no less than

                              AZUL HOLDINGS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

    25% of outstanding principal amount of Debentures have the right to accelerate the maturity date of the remaining Debentures. As of December 31, 1999, no such acceleration had occurred or been threatened.
    25% of outstanding principal amount of Debentures have the right to accelerate the maturity date of the remaining Debentures. As of December 31, 1999, no such acceleration had occurred or been threatened.

    As of March 31, 1998, Parent completed restructuring transactions pursuant to which holders of 15% Notes in an aggregate principal amount of $5,709,000 with accrued interest of $2,353,000 generally exchanged such 15% Notes (including all rights to receive any interest accrued thereon) for a combination of (i) unsecured, unsubordinated promissory notes of Parent bearing interest at 4% per year (the "4% Notes"), (ii) shares of Parent Common Stock and (iii) shares of Parent Series B Preferred. The Parent Series B Preferred accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. As of December 31, 1999, cumulative accrued but unpaid dividends on the Parent Series B Preferred totaled $375,000. As of December 31, 1999, 15% Notes in an aggregate principal amount of $60,000 with accrued interest of $89,000 were overdue. Parent may seek to restructure the remaining 15% Notes, but there can be no assurance that it will do so. No 15% notes have been repurchased by Tudor Trust.

    As a result of Tudor Trust's offer to purchase certain outstanding Debentures, 15% Notes and 4% Notes, $346,500 of 4% Notes were repurchased and cancelled during the first quarter of fiscal 2000. The gain created by such cancellation was treated as a contribution of capital because Tudor Trust is a related and significant stockholder. As of June 30, 1999, Parent had completed restructuring transactions pursuant to which the holders of 4% Notes in an aggregate principal amount of $5,321,000 exchanged such 4% Notes for shares of Parent Common Stock plus accrued but unpaid interest. As of December 31, 1999, 4% Notes in an aggregate principal amount of $389,000 with accrued interest of $30,000 were overdue.

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

    On December 31, 1998, Parent completed a corporate restructuring plan (the "Restructuring") pursuant to which, among other things, substantially all of the assets of Parent's publishing business were transferred to Subsidiary in exchange for shares of the common stock of Subsidiary, while the majority of Parent's liabilities, including obligations under its line of credit with Tudor Trust, remained with Parent. As described in Note 4 to the Consolidated Financial Statements, Parent's credit line with Tudor Trust was amended. In addition, Tudor Trust converted $1,750,000 of Parent's outstanding indebtedness under a line of credit with Parent into 175,000 shares of Parent Series C Preferred, which are convertible into Parent Common Stock. An additional $5,000,000 of Parent's outstanding indebtedness became convertible into Parent Series C Preferred in June 1999 at the option of Tudor Trust at the conversion ratio of $10.00 per share. Tudor Trust has also surrendered for cancellation warrants to purchase an aggregate of 4,956,000 shares of Parent Common Stock at various exercise prices. Tudor Trust has also provided Subsidiary with a $2,400,000 line of credit, and has invested $1,750,000 to purchase 700,000 shares of Subsidiary's Series A Preferred Stock (the "Subsidiary Series A Preferred"). The Subsidiary Series A Preferred converts into Subsidiary's common stock on a one-for-one basis, subject to adjustment.


 6. The Company's deferred tax assets consist primarily of its net operating loss carryforwards. Management has assigned a valuation allowance to fully offset the future tax benefits of these deferred tax assets.

                              AZUL HOLDINGS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


 7. Earnings Per Share

                                                         Three Months Ended                         Nine Months Ended
                                                         -------------------------------   -----------------------------------
                                                         December 31,     December 31,     December 31,     December 31,
                                                            1999             1998             1999             1998
                                                         -------          -------          -------          -------
                                                         (Unaudited)                                   (Unaudited)
  Basic and diluted EPS computation:
  Net loss ...........................................   $(1,489)         $(1,605)         $(4,798)         $(7,258)
  Series B Preferred Stock dividends .................        24               24               71               72
                                                         -------          -------          -------          -------
  Net loss allocable to common stockholders ..........   $(1,513)         $(1,629)         $(4,869)         $(7,330)
                                                         -------          -------          -------          -------
  Weighted average common shares outstanding .........     2,855            2,854            2,855            2,854
                                                         =======          =======          =======          =======

  Basic and diluted EPS:
  Loss allocable to common stockholders ..............     (0.53)           (0.57)           (1.71)           (2.57)
                                                         -------          -------          -------          -------
  Net loss per share .................................     (0.53)           (0.57)           (1.71)           (2.57)
                                                         =======          =======          =======          =======


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

    At December 31, 1999, the following antidilutive common stock equivalents were not included in the diluted EPS calculation as a result of the net loss for the period: (i) options to purchase 326,751 shares of common stock, (ii) shares of Series B Preferred Stock convertible to 94,000 shares of common stock, (iii) shares of Series C Preferred convertible to 1,750,000 shares of common stock, (iv) and 99,478 common equivalents as a result of certain debt to equity transactions.


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


10. Restructuring: On December 31, 1998, the Company completed a corporate restructuring plan (the "Restructuring") pursuant to which, among other things, substantially all of the assets of the publishing business were transferred to XyEnterprise in exchange for shares of common stock of XyEnterprise, while the majority of its liabilities, including obligations under its line of credit with Tudor Trust, remained with the Company. As described in Note 4 to the Consolidated Financial Statements, the Company's credit line with Tudor Trust was amended. In addition, Tudor Trust converted $1,750,000 of the outstanding indebtedness under the line of credit into 175,000 shares of Series C Preferred Stock, which are convertible into Common Stock. An additional $5,000,000 of the outstanding indebtedness under the line of credit will become convertible into shares of Series C Preferred Stock in June 1999 at the option of Tudor Trust at the conversion ratio of $10.00 per share. Tudor Trust has also surrendered for cancellation all of its Common Stock Purchase Warrants, covering an aggregate of 4,956,000 shares of Common Stock at various exercise prices. Tudor Trust has provided XyEnterprise with a $2,400,000 line of credit, as well as invested $1,750,000 to purchase 700,000 shares of Series A Preferred Stock of XyEnterprise.


11. On February 9, 2000, the Company's majority-owned operating subsidiary, XyEnterprise announced that it had sold $6 million of its Common Stock to investors in a private placement. A portion of the Common Stock was issued to existing investor Tudor Trust and to Saltzman Partners, an entity controlled by James Saltzman, in exchange for the foregiveness by those entities of certain indebtedness owned to them by the Company. Mr. Neuman and Mr. Saltzman are directors of the Company and XyEnterprise.

ITEM 2.

                               AZUL HOLDINGS INC.

Management's Discussion and Analysis of Financial Condition and Results of
                                   Operations
          For the three month periods ended December 31, 1999 and 1998


Results of Operations

     Revenues for the third quarter of fiscal 2000 were $2,293,000, a decrease of approximately $453,000, or 16%, from the third quarter of fiscal 1999. Systems revenues dropped $307,000, or 32% from the same quarter of fiscal 1999. Service revenues decreased $146,000, or 8%, from $1,783,000 in the third quarter of fiscal 1999. Service revenues in the third quarter of fiscal 1999 included $206,000 attributable to the Contex division which had been sold the prior quarter. Service revenues for the third quarter ended 12/31/99 increased 10% when compared to Publishing service revenues for the quarter ended 12/31/98. One significant customer sale and related services accounted for 17% of the revenues in the third quarter of fiscal 2000.

     Revenues for the nine months ended December 31, 1999 were $7,247,000, a decrease of $558,000 or 7% from the nine months ended December 31, 1998. Revenues in fiscal 1999 include both the Contex and Publishing divisions. On September 18, 1998, the Company sold substantially all the assets of its Contex division pursuant to the terms of an Asset Purchase Agreement dated September 18, 1998 between the Company and Barco, Inc. (See Note 8 to the Consolidated Financial Statements). For that reason, system revenues for the nine months ended December 31, 1999 include revenues from only the Publishing division which increased $69,000, or 3%, when compared to Publishing systems revenues for the same period of fiscal 1999. Overall combined systems revenues declined $687,000, or 25%, from the comparable period ended December 31, 1998 as a result of the sale of the Contex division. Service revenues increased by $129,000, or 3%, from $5,077,000 (which include Contex service revenues) in the first nine months of fiscal 1999. Service revenues for only the Publishing division for the nine months ended December 31, 1999 increased 24% or $997,000 from the comparable period of fiscal 1999. The increase in service revenues was primarily a result of increased consulting service revenues and maintenance revenues from new and renewing accounts. One significant customer sale and related services accounted for 16% of the revenues in the first nine months of fiscal 2000.

     Gross margins in the third quarter of the current fiscal year decreased to 47% of revenues from 50% in the comparable quarter of fiscal 1999. Systems margins were 63% of systems revenues in the current fiscal quarter as compared to 74% of systems revenues in the third quarter of the previous fiscal year. The decrease of system margins in the third quarter of fiscal 2000 was primarily a result of product mix. The service margins in the third quarter of fiscal 2000 were 41% as compared with service margins of 37% in the third quarter of the previous fiscal year. The improvement is a result of reduced employee headcount and other cost containment.

     Gross margins for the nine months ended December 31, 1999 were 44% of revenues as compared to 37% of revenues for the nine months ended December 31, 1998. Systems margins were 63%, an increase from 57% for the comparable period in fiscal 1999. The increase in the system margins was primarily a result of reduced amoritization of capitalized software. Service margins for the first nine months of fiscal 2000 of 36% increased from 27% for the first nine months of fiscal 1999. The improvement is a result of reduced employed headcount and other cost containment.

     Research and development expenses in the third quarter of fiscal 2000, net of capitalized software development costs, were $754,000, a decrease of $47,000, or 6%, from the third quarter of fiscal 1999. The decrease was primarily due to reduced development headcount and payroll. There were no capitalized software development costs in the third quarter of 2000 and in the third quarter of fiscal 1999. Research and development expenses, net of capitalized software development costs, for the nine months ended December 31, 1999 were $2,460,000, a decrease of 15% from the comparable period ended December 31, 1998. The decrease was primarily due to a lower level of capitalization of development costs in the Contex and Publishing division partially offset by a reduction in headcount and payroll in the Contex division early in the year and the ultimate sale of the division in the second quarter. Capitalized software costs were none and $176,000 for the first nine months of fiscal 2000 and 1999, respectively due to the products in research and development not yet achieving technological feasability.

     Marketing, general and administrative expenses were $1,362,000 for the third quarter of fiscal 2000, a decrease of $407,000, or 23%, from the third quarter of fiscal 1999. Corporate administrative expenses reflect savings associated with a reduction in headcount, as well as other cost containment programs.

     Net total other expense was $449,000 for the third quarter of fiscal 2000, an increase of $37,000, or 9%, from the third quarter of 1999, primarily due to an increase in interest expense. The increase in interest expense for the third quarter of fiscal 2000 was primarily due to a rate increase on the note payable to Tudor Trust from 6% to 8% as well as higher average balance of the Company's credit line and the increase in warrant amortization expense related to additional warrants issued pursuant to the July 1, 1998 amendment to the Tudor Trust line of credit agreement. See
Note 4 to Consolidated Financial Statements.


     The Company's deferred tax assets consist primarily of its net operating loss carryforwards. The Company has a valuation allowance to fully offset future tax benefits of these deferred assets.


     The Company accrued dividends of $24,000 on the Parent Series B Preferred Stock in each of the third quarters of fiscal 2000 and 1999, as well as $26,000 on the Subsidiary Series A Preferred in the third quarter of fiscal 2000.


     The Company recorded a net loss allocable to common stockholders of $1,513,000 for the third quarter of fiscal 2000 compared to $1,629,000 for the third quarter of fiscal 1999.

Liquidity and Capital Resources

     At December 31, 1999, the Company had cash of $547,000, an increase of $101,000 from March 31, 1999. For the first nine months of fiscal 2000, the Company's operating and investment activities used $3,531,000 of cash, primarily for operations. The Company invested $22,000 in capital expenditures during the quarter.


     Parent has a $12,327,000 line of credit with Tudor Trust, the largest stockholder of Parent. Mr. Jeffrey L. Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of Parent. This credit line has been used for working capital and general business purposes. As of December 31, 1999, Parent had an outstanding line of credit balance of $12,257,000. As of February 11, 2000 Parent had an outstanding line of credit balance of $12,257,000. Parent has received a waiver as of December 31, 1999 and February 14, 2000 for the amount borrowed over the line of credit maximum. Subsidiary has a separate $2,400,000 line of credit with Tudor Trust. As of December 31, 1999, Subsidiary had drawn down $2,200,000 of the line of credit. As of February 11, 2000, Subsidiary had an outstanding credit balance of $2,200,000 and a $300,000 bridge loan from Saltzman Partners, an entity controlled by James Saltzman, a director of the Company. See Note 4 to the Consolidated Financial Statements for a further description of these lines of credit.


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

Information Technology and Operating Equipment


     The Company has identified anticipated costs, problems and uncertainties associated with making its internal use systems Year 2000 compliant. Costs identified by December 31, 1999 were $217,000. The Company believes it resolved the Year 2000 issue with respect to its computer systems and software applications during calendar year 1999 through the upgrade, conversion, modification or replacement of non-compliant systems and applications. The Company's Year 2000 readiness task force continues to assess the exposure of its internal information technologies ("IT"), including operating equipment and software systems.


     The Company has determined that the replacement of older non-compliant personal computers with Year 2000 compliant technology represents the most extensive task yet to be completed. The Company has replaced its customer support database application with an application that offers additional features, better interfaces and is warranted to be Year 2000 compliant. The Company replaced its human resource and financial business system, which it believes will offer substantial benefits of improved functionality, ease of use and maintenance and which is Year 2000 compliant. The Company recently upgraded its payroll application which was accomplished swiftly.


     The Company's communications infrastructure was partially upgraded in conjunction with its corporate relocation in February, 1998. The replacement of its voicemail system was accomplished in March 1999. The Company has been assured by its suppliers that its telecommunication systems and internet connectivity is Year 2000 compliant.

     The Company believes that it has an effective compliance plan in place, supported by its product planning and support organizations, and its internal IT support function. The remediation efforts are complete.

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

                               AZUL HOLDINGS INC.
                                                 ------------------------------

                                  (Registrant)







February 14, 2000
                                                  /s/ Wendy Darland
                                                 ------------------------------

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