Form 10-K
period 2000-03-31
AZUL HOLDINGS INC
filed 2000-07-14
CIK 721080

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

           [][x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2000
                                       or
         [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ------------- to-------------
                         Commission File No. 000-14747



                               AZUL HOLDINGS INC.
                           (Formerly Xyvision, Inc.)
            (Exact name of Registrant as specified in its charter)



           DELAWARE                                       04-2751102
           (State or other jurisdiction                   (I.R.S. Employer
           of incorporation or organization)              Identification No.)


              4450 ARAPAHOE AVENUE, SUITE 100, BOULDER, CO 80303
           (Address of principal executive offices)       (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (303) 448-8833


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [][x]

     The aggregate market value of Common Stock held by non-affiliates on June
                               30, 2000 was approximately $5,090,000.


As of June 30, 2000, the registrant had 2,991,496 shares of Azul Holdings Inc.
         Common Stock, $.03 par value, outstanding. -----------------
                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (March 31, 2000) are incorporated by reference in Part III.

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

Item 2. Properties..........................................................9

Item 3. Legal Proceedings...................................................9

Item 4. Submission of Matters to a Vote of Security Holders.................9

        Executive Officers of the Registrant................................9



                                    PART II

Item 5. Market for Registrant's Common Equity and Related
 Stockholder Matters.......................................................10

Item 6. Selected Financial Data............................................11

Item 7. Management's Discussion and Analysis of Financial Condition and Results
 of Operations.............................................................12

Item  7A. Quantitative and Qualitative Disclosures about Market Risk.......16

Item 8. Financial Statements and Supplementary Data........................17

Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure......................................................36



                                    PART III

Item 10. Directors and Executive Officers of the Registrant................37

Item 11. Executive Compensation............................................37

Item 12. Security Ownership of Certain Beneficial Owners and Management....37

Item 13. Certain Relationships and Related Transactions....................37



                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.38




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

                                     PART I


ITEM 1. BUSINESS


ITEM 1. General


     Azul Holdings Inc. ("Azul" or the "Company"), a Delaware Corporation, formerly Xyvision, Inc, provides financial and management support principally to high technology companies. Azul provides capital and managerial and advisory consulting to these emerging, early-stage and mid-stage companies. To date, Azul's principal asset and its sole portfolio company is Xyvision Enterprise Solutions, Inc. ("XyEnterprise") which previously was a wholly-owned subsidiary of Azul and in which Azul now has a 57% ownership. During calendar 2000 and forward, Azul plans to make additional investments in other companies, generally within the technology sectors including e-commerce and biotechnology industries. The Company believes these areas offer unique opportunities for the potential of significant rapid growth within large markets, with the corresponding potential of profitability and appreciation in investment values. Such investments, particularly in emerging and early-stage companies, require the taking of certain risks that may be significant.


     Opportunities to be considered by Azul may be provided to Azul by Tudor Trust, the majority shareholder of the Company, as a result of Tudor's existing investments in, and frequent control of, other companies. In those instances an investment by Azul will be approved by its independent Directors with independent legal and financial advice. Other opportunities may be identified by the Company through various sources including contacts of the Company's officers with other investment companies, brokers, and by direct contact with principals of potential portfolio companies. As a result of the foregoing, Azul has entered into a loan agreement with Antiqnet.com Inc. ("Antiqnet"), a company in which Tudor Trust has a 70% ownership and the right to increase that ownership to 75% as a result of the conversion of loans (with the foregoing determined without regard to the conversion of other convertible securities or the exercise of other stock purchase rights). The loan agreement provides for Azul to loan Antiqnet up to $2,000,000 convertible under present circumstances into 9% of Antiqnet, with provisions for possibly subsequently increasing that percent.


     Azul will provide financial capital to its portfolio companies as extension of debt, purchase of common stock or purchase of preferred stock in the form of other financial instruments best determined to meet the specific and unique requirements of each portfolio or potential portfolio company. Such capital has historically been received by Azul from Tudor Trust, the Company's majority shareholder. Tudor Trust has committed to lend Azul at least $17.5 million of which approximately $13 million has already been provided. In the future, Azul may attract further investment from Tudor Trust as well as attract capital from other sources in order that it may expand its investment in current and future portfolio companies.


     The Company's current strategy contemplates maximizing long-term economic gain to its shareholders over time by one or more of the following avenues with respect to each of the companies that is added to the Azul portfolio:
      |b5 Ongoing earnings from Azul's share of operating and other profits of the portfolio company,
      |b5 Sale of some or all of Azul's holdings in a portfolio company at appreciated values when Azul determines that partial or complete exit is warranted by opportunities for alternative deployment of capital,
      |b5 Funding future growth of an Azul portfolio company by accepting the investment of new equity in the portfolio company from one or more third parties or related parties in amounts that recognize the appreciated value of Azul's existing holdings in a portfolio company, or
      |b5 Creating public trading markets for the shares of a portfolio company.

       There can, however, be no assurance that any of the foregoing results will be achieved.


     Capital investments made by Azul in portfolio companies may be consumed by operating losses and negative cash flows normally expected in emerging, early-stage, or expanding and growing mid-stage business activities. Therefore, there can be no assurance that Azul will be able to ultimately benefit from its activities with respect to any particular portfolio company. Also, there can be no assurance that Azul will be able to sell some or all of its holdings or that a portfolio company will be successful in obtaining additional capital investments from third parties or related parties.

     Antiqnet.com Inc. is one of the world's largest internet art, antiques and fine collectibles portal, currently with over 300 unique sites, representing over 5,000 dealers, and showcasing a large content of mid - to high-end property. Antiqnet was formed through the merger of Antique Networking, Inc. and Sloan's Auction Galleries ("Sloan's"). Sloan's is a 150-year old Washington D.C. based auction house specializing in paintings and sculpture, jewelry, silver, American and European furniture, decorative arts, rugs and rare books. Sloan's Auction Galleries has operated its traditional auction business in the Washington D.C. area and since 1997 has operated an auction gallery in Miami, Florida. Sloan's is believed to be the second oldest fine art and antiques auction firm in the United States and brings to Antiqnet a recognized, longstanding brand plus an experienced management team, including specialists in a number of arts disciplines. Antiqnet operates in both a rapidly growing e-commerce environment and in a revitalized brick and mortar auction industry that has been fueled by a proliferation of online art, antiques and collectibles trading. Unlike many online trading forums, however, Antiqnet's traditional auction house- and dealer-based model offers reputable sources of merchandise and mechanisms for dealers, the most important market constituency, to replenish inventory.


     XyEnterprise develops, markets, integrates and supports content management and publishing software for a variety of customers in numerous industries. These products help companies create, manage and deliver large amounts of content in Web electronic or paper formats (or media). XyEnterprise integrates its internally developed products with selected third-party products to create complete publishing and content management solutions through its professional services group and qualified third-party resellers and service partners. These solutions are designed to increase productivity of content creation and editing, enhance document and knowledge management functions, improve quality and timeliness of formatted information and support the growing use of XML as a core business technology.

     XyEnterprise acquired the assets of Xyvision Inc. which was founded 1982 with the goal of introducing a new generation of production publishing systems to the commercial and corporate marketplace. Xyvision Production Publisher
(XPP) pioneered new concepts for automating the rapid production of high-volume complex documents. Building on this technology, Xyvision developed one of the first compound document management systems, Parlance Content Manager (Parlance). Parlance is designed to manage XML content and facilitate the re-use and re-purposing of XML and other data content for Web or other deliverables. Parlance provides history, versioning, workflow, and is often integrated with XPP or other applications to provide an automated publishing process.

     Over the past year, XyEnterprise has begun to offer a broader variety of content management and publishing software solutions. In the first part of calendar year 2000, XyEnterprise introduced a new set of applications; Parlance Content Manager v3.0 and Content@ (pronounced contenta). These applications address the requirement of XML content management, re-use, versioning, workflow and document control in an enterprise environment.

     The business of XyEnterprise was formerly wholly owned by Azul. In December 1998 the XyEnterprise business was placed in a new corporation. At the same time, 12.5% of the new company was acquired by Tudor Trust in exchange for a $1,000,000 equity investment. Tudor Trust also provided a $1,000,000 line of credit to XyEnterprise. In February 2000, a small group of investors provided an additional $7,000,000 of capital to XyEnterprise in exchange for a 26% ownership.

     Azul Holdings Inc. is incorporated in Delaware and its executive offices are located at 4450 Arapahoe Avenue, Suite 100, Boulder, CO 80303
(303-448-8833). The Company's website address is http://www.azulholdings.com. and XyEnterprise's is http://www.xyenterprise.com.


XYVISION ENTERPRISE SOLUTIONS, INC.

PRODUCTS AND SERVICES


     The content management and delivery solutions of XyEnterprise are successfully utilized by customers such as product manufacturers, scientific and reference publishers, government agencies and others to effectively manage complex information creation and distribution needs. Several aircraft manufacturers (Boeing, Embraer, Sikorsky, Gulfstream, Bombardier and others) use the content management and publishing systems to develop and publish complex technical information used to repair and operate aircraft. Other customers such as Tweddle Litho and Maruboshi use the software to produce owners manuals and maintenance manuals for truck and automotive manufacturers such as Ford, General Motors, Daimler/Chrysler, Nissan, and others. Standards organizations and reference publishers such as the Bureau of National Affairs, ASTM, and Underwriter's Laboratories also use the software to create, manage and deliver legal, citation and standards information.

     Xyvision Production Publisher (XPP) is a server-based composition engine designed to shorten production cycles and reduce publishing production costs by automating composition and pagination of high-volume, typographically-demanding documents frequently from XML source data. A powerful solution for corporate and commercial publishers, XPP streamlines and automates document production and provides "pages per second" performance unmatched by desktop systems.

     XPP is frequently used as a publishing engine with a variety of document management systems that support SGML (Standard Generalized Markup Language) or XML (Extensible Markup Language). In fiscal 2000, XyEnterprise released the latest version of XPP (version 6.0) that operates on the Microsoft Windows NT operating system and provides enhanced support for SGML and XML processing and output in formats such as HTML for the worldwide web and PDF for Adobe Acrobat. Additional releases of XPP are planned for release in calendar 2000 that continue to enhance the software's XML processing and automated page assembly capabilities.

     XyEnterprise has entered into agreements with HyperVision, Ltd. to acquire the right to utilize and resell its WorX software. WorX is a proprietary software product used to create XML versions from a Microsoft Word format in connection with document and content management. XyEnterprise will utilize WorX for its own product offerings and will also be the exclusive reseller of WorX for a period of time. As part of the agreements, XyEnterprise has committed to loan HyperVision up to $500,000 to be used for the completion of the development of WorX. The loan is convertible into HyperVision equity and XyEnterprise has an option to increase that equity investment.

     The growth of multiple media delivery, the need for customized and localized publications and the growth in the need for timely technical and reference information has increased the demand for powerful document production engines. In fiscal 2000, XPP continued to be incorporated into solutions from such companies as Ameritech, Lucent, Telcordia, IBM, Sun Microsystems and CSC. XyEnterprise believes the speed, power, and background processing capabilities of Xyvision Production Publisher make it the most versatile and powerful batch composition system available today.

     Parlance Document Manager ("Parlance") is a robust content and document management system that facilitates data creation, re-use, and automated information processes. Parlance is often used as a "single source" repository for critical information assets that need to be managed, revised, and distributed from a secure system. Parlance provides standard interfaces to numerous editorial and distribution tools, and facilitates re-purposing of data for multi-channel, multiple media delivery. Parlance stores and manages content components, including XML or SGML objects, graphics, multimedia objects and collections of these objects. Because this content is stored as individual information components, workgroups can edit information once and then share and reuse the same information in multiple documents or formats. Parlance also provides integrated workflow capabilities used to automate and manage the information creation and delivery process. This approach can significantly reduce the time and cost associated with traditional information creation and delivery and creates new opportunities for companies to resell information while improving quality and accuracy. Parlance stores data as objects inside relational database technology from Oracle and Informix. This combination of object-oriented and relational technologies provides a reliable, transportable storage environment that can handle large volumes of complex data types while providing fast data access. Parlance is also compatible with a range of hardware and operating system environments including Unix and Microsoft windows/NT. The use of proven, industry-standard technology makes Parlance compatible with many existing corporate platform database environments. XyEnterprise integrates several third-party products as application interfaces to Parlance. These applications include SGML Conductor which combines Adobe's FrameMaker+SGML and SGML Publishing Director which combines Parlance with XPP and ArborText's ADEPT Editor into a complete SGML/XML publishing package, and Content@, a new product offering which integrates with Microsoft Word and other Microsoft office applications. XyEnterprise plans to introduce and begin shipment of Parlance revision 3.0 during calendar 2000. Parlance 3.0 is XyEnterprise's most ambitious new release to date. Features planned for revision 3.0 include XML based dynamic import tools, XML workflow wizards for automated content routing and processing, new graphical user interfaces, sophisticated hyperlink management tools and web based client access. In addition, revision 3.0 provides completely redesigned application programming interfaces ("API's") built on industry standards including COM, Corba and Java.



PROFESSIONAL SERVICES

     XyEnterprise offers a comprehensive range of professional services that includes systems integration, implementation planning, onsite and classroom training, applications support, program management, process reengineering, document analysis, XML analysis and Web consulting. XyEnterprise service professionals are considered experts in analyzing and implementing sophisticated content management, publishing, and electronic delivery systems.

     A significant number of XyEnterprise's customers enter into maintenance and support contracts and purchase training and consulting services. As part of a standard software support contract, XyEnterprise provides software and documentation updates and telephone support.

MARKETS, APPLICATIONS AND CUSTOMERS

     XyEnterprise targets three main application areas in the broad technology market: content and document management; enterprise intranet computing; and high-end publishing and information distribution. Within this broad market, solutions are targeted at corporations and organizations that produce documentation in support of manufactured products (technical documentation), those that produce information as the primary product (commercial publishing), and combinations of the two that use collaborative and remote connectivity to facilitate greater efficiencies. Within the technical documentation arena, XyEnterprise's solutions are used by product manufacturers to support a product or service. Market segments that produce technical documentation include aerospace, automotive, discrete manufacturing, computers, electronics, telecommunications, and transportation companies who publish such documents as maintenance manuals, tariff directories, and end-user documentation. These publications often have a long shelf life, need frequent revisions, and require output in a variety of formats including Interactive Electronic Technical Manuals (IETMs), World Wide Web pages, Portable Document Format (PDF), and printed pages. Companies that produce technical documentation often produce manuals in looseleaf format and distribute updates as looseleaf change pages. XPP's unique Automatic Looseleaf option enables companies to automatically create update pages when new information is added to previously released documents, enabling users to distribute only changed pages instead of reprints of the entire document. This dramatically reduces printing and warehousing costs, and allows more timely updates of technical information.

     XyEnterprise's customers in the technical documentation segment include:
Allied Signal, Atraxis/Swiss Air, The Boeing Company, British Aerospace, Cummins Engine, Allison Transmissions, IBM Corporation, Maruboshi, Pratt & Whitney Canada, Raytheon Service Company and the Royal Australian Air Force, among others.

     Commercial publishing customers include commercial printers and trade service bureaus; book, journal, and financial publishers; professional associations; financial services and insurance companies; government agencies; and wholesale distributors. In order to remain competitive, commercial printers, publishers, and service providers must be able to efficiently produce high-quality, cost-effective printed and electronic documents. Information providers, such as legal publishers and professional associations, are increasingly faced with the need to better manage information content, versions, and workflow. Parlance Document Manager provides these companies with a complete information management solution that reduces costs, shortens turnaround time, and enables customers to generate new revenue by repackaging existing information into new publications or media. Commercial publishing customers include AAA, American Institute of Physics, American Chemical Society, American Medical Association, British Medical Association, Bureau of National Affairs, Cadmus Communications, Merck & Co., Reed Elsevier, Telia, Underwriters Laboratories, ValueLine Inc., West Publishing and Wolters Kluwer.


SALES AND DISTRIBUTION

     In North America, XyEnterprise markets its products and related services primarily through its direct sales force. In fiscal 2000, XyEnterprise increased its sales efforts by adding sales consultants geographically dispersed throughout the United States. It also continued its strategic relationships with companies such as Atraxis, CSC, Telcordia and IBM. With the introduction of XyEnterprise's new product offerings, it expects to be able to further expand its Partners Program in fiscal 2001.

     XyEnterprise maintains a European sales and support headquarters in England and additional offices in Paris, France and Munich, Germany. The Company also resells its products through selected distributors in Europe, Africa, and Asia.


RESEARCH AND DEVELOPMENT

     The market for XyEnterprise's products is characterized by rapid technological change that requires continuous enhancement of existing products and the development of new products. During the past three fiscal years, XyEnterprise has invested 23-38% of its revenues in product development and engineering, including capitalized development costs. In the future, product development efforts will focus on enhancing its open-architecture systems, enhancing ease-of-use with graphical user interfaces, increasing the price/performance of its products, enhancing web based access mechanisms and developing software for specific application needs. The Company believes it is appropriate for XyEnterprise to continue to invest a significant portion of its revenues in development of both XPP and Parlance product lines to remain competitive in its markets.


COMPETITION

     The markets for XyEnterprise's products are characterized by intense competition, rapid technology developments, and frequent new product introductions. Future success will depend on its ability to enhance its existing products on a timely basis, meet changing customer needs, and respond to emerging standards and other technological changes. Competition is usually based on price/performance, functionality differences, quality and extent of service and support, and the financial strength of the vendor.


     For sales of XPP, competitors include Advent 3B2, Miles 33, and Datalogics. For sales of Parlance, competitors include Documentum, Interleaf (recently acquired by Broadvision), and Chrystal (a Xerox New Enterprise Company).


BACKLOG


     XyEnterprise believes that it is able to anticipate near-term demand for its products and ship products shortly after receipt of the order. Accordingly, XyEnterprise's backlog for software licenses is generally neither significant nor indicative of future sales levels. Backlog for services is a function of the timing and volume of software license sales and service and consulting contracts.


PATENTS, LICENSES, AND TRADEMARKS


     XyEnterprise relies on copyright, patent, and trade secret laws to protect its technology. XyEnterprise Solutions and XyEnterprise are registered trademarks. XyEnterprise also uses the following trademarks: Parlance, WebPorter and SGML Conductor. All other trademarks and trade names referred to in this Annual Report are the property of their respective owners.


     XyEnterprise has acquired non-exclusive licenses for certain software from several companies. These licenses permit it to grant sublicenses to its customers. Loss of these rights to grant sublicenses to its customers on some of these software products could have a material adverse effect on the Company.



EMPLOYEES


     As of March 31, 2000, Azul had no full time employees. During May 2000, Azul appointed a part time Chief Financial Officer in addition to its part time Chief Executive Officer. Both officers provide their services to Azul on an as needed basis. The Company contracts for its legal, accounting, and other services. To date the Chief Executive Officer has agreed to serve without cash compensation for his services. As of March 31, 2000, XyEnterprise employed 85 persons, which included 17 in research and development, 20 in sales and marketing, 30 in customer support, and 18 in finance and administration. Additional resources, particularly in research and development and customer support are provided by engineering and consulting outsource partners.


     XyEnterprise fits the category of companies that is commonly referred to as an "intellectual property" companies. As such, management believes that the future success of XyEnterprise will depend in large part on its ability to attract and retain qualified employees. Due to the competitive market for skilled software engineers and other employees in the greater Boston area, XyEnterprise from time to time experiences difficulty in hiring and retaining personnel. XyEnterprise also employs independent contractors located in the US and abroad to support its research and development, marketing and administrative organizations. Its employees are not represented by a labor union, and it has never suffered an interruption of business as a result of a labor dispute. XyEnterprise believes its employee relations are good.


ANTIQNET.COM.INC.

DESCRIPTION OF BUSINESS


     Antiqnet.com.Inc. is one of the world's largest internet art, antiques and collectibles internet storefronts, currently with over 300 unique sites representing over 5,000 dealers and presenting a large content of mid-to-high end merchandise. Antiqnet.com operates through two wholly-owned subsidiaries, Antique Networking, Inc. and Sloan's Auction Galleries, Ltd. Sloan's is a 150 year old Washington D.C. based traditional auction house specializing in painting and sculpture, jewelry, silver, furniture, decorative arts, rugs and rare books. In addition to its Washington gallery, since 1997 Sloan's has also operated an auction gallery in Miami, Florida. Sloan's is believed to be the second oldest fine art and antiques auction firm in the United States and offers a recognized, longstanding brand plus an experienced management team, including specialists in a number of collectible areas.


     Antique Networking is based in Columbus, Ohio, and since its organization in 1994, has developed an online network for dealers throughout the United States and elsewhere to provide a virtual internet inventory for the sale of antiques and other collectibles. Antique Networking utilizes a membership structure for dealers with enrollment fees involving exclusive arrangements and providing to the dealers various website and other internet related services. Antique Networking also has contracts with most of the principal promoters of regional antique shows in the United States which accord it the exclusive rights to market its services to dealers and to the general public at the shows.

     Antiqnet operates in both the rapidly growing e-commerce environment and in a revitalized bricks and mortar auction industry. Antiqnet has developed its own proprietary software which it utilizes for the offering of items from Sloan's as well as items from the Antique Networking dealer members through online auctions, some of which auctions are also the combination of the established reputation of Sloan's with the dealer network of Antique Networking enables it to offer advantages and opportunities not generally available from competitors.

     Both the e-commerce and the antique businesses are highly competitive. Tudor Trust acquired the majority ownership of Sloan's in 1995. Prior to that time, the business of sloan's had deteriorated. While since that time the business of Sloan's has been substantially rebuilt and revitalized, it has not yet reestablished profitability. Antique Networking has also not yet become profitable as a result of the building of its business, including the development of its internet technology. Consequently, while the business plan of Antiqnet is based upon assumed growth and profitability, there is no assurance that those objectives will be achieved.


RISK FACTORS


     In addition to other information contained in this report, prospective investors should carefully consider the following factors:

     Future results of operations for the Company will depend on the Company's ability to raise additional capital from Tudor Trust, its principal shareholder, and others so that it can make meaningful investments of financial capital in its current and prospective portfolio companies. Further, future results of operations are dependent on individual portfolio companies meeting or exceeding the returns on investment and growth potentials anticipated by Azul. Azul investments are made in companies in their emerging, early stages, and mid-stages of their development and which participate in high technology arenas. As such, these investment are speculative in nature and can result in significant profits or losses to early investors like Azul.

     Future operating results of XyEnterprise will depend upon many factors including the demand for its products, the level of product and price competition, the length of its sales cycle, the timing of individual license transactions, the delay or deferral of customer implementations, its success in expanding its direct sales force and indirect distribution channels, the timing of new product introductions and product enhancements, the mix of products and services sold, activities of and acquisitions by competitors, the timing of new hires, changes in foreign currency exchange rates, its ability to develop and market new products and control costs, and general domestic and international economic and political conditions. Sales generally reflect a relatively high amount of revenues per order. The loss or delay of individual orders, therefore, could have a significant impact on revenues and quarterly results. In addition, the timing of license revenue is difficult to predict because of the length of the sales cycle, which is typically six to twelve months from the initial contact. Because operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses. The Company is dependent on the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes.

     Antiqnet and its subsidiaries, Sloan's Auction Galleries and Antique Networking, have not yet achieved profitability and there is no assurance that they will do so. The businesses of Antiqnet are extremely competitive and to a significant extent rely upon rapidly changing technology. The traditional auction business of Sloan's has been subject to adverse publicity because of the improper business practices of certain competitors, which may adversely affect customer confidence in all traditional auction houses. In order to achieve success, Antiqnet and its subsidiaries will require continued capital which may not be available or may not be available on favorable terms. Both Sloan's and Antique Networking are dependent upon a relatively small number of key personnel, the loss of whom could harm their businesses. Competition for hiring such personnel is intense and there can be no assurance that Sloan's or Antique Networking will be able to continue to obtain and retain key employees.


     The financial statements of the Company assume that it will continue as a going concern, as set forth in the report of its independent auditors. The Company however has sustained recurring losses from operations, has a working capital deficiency, and has a substantial stockholders' deficit. The Company has also been in default for a number of years on interest payments due on its outstanding unsecured debentures and promissory notes, exclu-sive of its senior secured obligations to Tudor Trust. These uncertainties necessarily represent substantial risks with respect to the ability of the Company to continue as a going concern.


RELATED PARTY TRANSACTIONS

     As set forth elsewhere in this Item 1, the Company is indebted to Tudor Trust in the aggregate principal amount of up to $17,500,000. XyEnterprise is also indebted to Tudor Trust in the principal amount of $1,850,000. Jeffrey L. Neuman, President and Chairman of the Board of Directors of the Company, Chairman of the Board of Directors of XyEnterprise, and Chairman of the Board of Directors of Antiqnet.com,Inc., is the sole trustee and beneficiary of Tudor Trust. Mr. Neuman holds the foregoing positions in those companies without compensation. Through shares of common stock of the Company owned by Tudor Trust and shares which Tudor Trust has the right to acquire by the conversion of debt, Tudor Trust controls the Company. Tudor Trust also directly holds a minority stock interest in XyEnterprise and has the right to increase that interest through the conversion of indebtedness. The transactions between the Company and XyEnterprise with Tudor Trust have been unanimously approved by the independent members of the Board of Directors of each company. The Company, as also set forth elsewhere in this Item 1, has provided a $2,000,000 loan facility to Antiqnet.com, Inc. Tudor Trust holds a majority interest in Antiqunet.com Inc. as a result of stock owned and stock which it has a right to acquire through the conversion of debt. This transaction has also been approved by the independent members of the Boards of Directors of both companies.


SUBSEQUENT EVENTS

     Subsequent to March 31, 2000, Tudor Trust agreed to provide a $5,000,000 loan facility for the Company to be utilized for the making of loans to or investments in other entities, as described in paragraph a. of Note 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. The loan bears interest at 8% per annum, is due March 31, 2001, and is secured by a pledge of all of the assets of the Company on the same basis as the prior indebtedness of the Company to Tudor Trust as described in Note 6, NOTES PAYABLE TO STOCKHOLDER. The additional loan is convertible into the common stock of the Company at the option of Tudor Trust at a price of $3.25 per share. The Company has utilized such loan facility to make a loan commitment to Antiqnet.com, Inc. of up to $2,000,000. The loan bears interest at 10% per annum, is secured by a first lien on all of the assets of Antiqnet.com, Inc. and is convertible at the option of the Company into the common stock of Antiqnet.com, Inc. Antiqnet.com, Inc. is principally owned by Tudor Trust. The foregoing transactions were unanimously approved by the independent members of the Board of Directors of the Company.

     Also, subsequent to March 31, 2000, Tudor Trust and the Company executed an amendment to their loan agreement increasing the aggregate amount of the loan by approximately $175,000 to $12,500,000, exclusive of the separate $5,000,000 loan facility described above, and changed the maturity date to March 31, 2001. Tudor Trust and the Company also agreed that the interest payable of $1,871,000 for the period from July 1, 1998 through March 31, 2000 would be paid by the issuance to Tudor Trust of 1,122,890 shares of the common stock of the Company and agreed that interest for subsequent periods would, at the option of Tudor Trust, be paid in cash or in shares of the common stock of the Company valued for such purposes based upon their public trading market price at the end of each quarterly interest payment period. The Company will record a charge to earnings in the first quarter of fiscal 2001 in the amount of approximately $2,000,000 as a result of the settlement of this interest obligation by the issuance of common stock.

     Separately, XyEnterprise has entered into an agreement whereby it has committed to loan HyperVision, Ltd. up to $500,000 to be used for the completion of the development of WorX. WorX is a proprietary software product used to create XML versions from Microsoft Word files. XyEnterprise will be the exclusive reseller of WorX for a period of time.


ITEM 2. Properties

     Azul maintains an office leased on a monthly basis for its administrative offices, located in Boulder, Colorado. There are no long term commitments relative to this location.

     XyEnterprise's executive, administrative, research and development, and home office sales support facilities, which consist of approximately 31,200 square feet of office space, are located in Reading, Massachusetts. This facility is occupied under a lease which expires in January, 2002 and which requires annual payments of $593,800. XyEnterprise also leases smaller sales and service facilities at other locations in the United States and abroad.


ITEM 3. Legal Proceedings

     Neither Azul nor XyEnterprise is a party to any material legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders


     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 31, 2000.


EXECUTIVE OFFICERS OF THE REGISTRANT


     The executive officers of the Company are as follows:


NAME                        AGE     POSITION
___________________________ __      ______________________________________________________
Jeffrey L. Neuman ......... 56      President and Chairman of the Board and
                                     Chief Executive Officer
Edward S. Wittman ......... 53      Chief Financial Officer, Secretary, Treasurer
Kevin J. Duffy ............ 45      President and Chief Executive Officer of XyEnterprise

     Mr. Neuman has been Chairman of the Board of Directors of Azul since 1996 and been President and Chief Executive Officer since 1999. He is also Chairman and Chief Executive Officer of Antiqnet.com, Inc., a privately held company. Mr. Neuman has been a private investor since 1986 when he founded Tudor Trust, a merchant banking firm which has interests in a number of public and private companies. Mr. Neuman received his BA from the University of Pennsylvania and his MBA from the Wharton School of Business.

     Mr. Wittman joined Azul in May 2000 as Vice President, Chief Financial Officer, Secretary and Treasurer. For the previous nine years he has been President of Wittman Associates Inc., a privately held consulting services firm specializing in strategic and managerial services to entrepreneurship, both privately and publicly held. From October 1997 through March 1999 he served as Vice President of Business Development for Itex Corporation. He has held or presently holds positions as member of the board for several corporations and not-for-profit organizations. Previously Mr. Wittman has served in various operations and financial management positions for publicly-held and private organizations. He holds a BSBA from California State University and an MBA from the University of Colorado.

     Mr. Duffy was elected President and Chief Executive Officer of XyEnterprise in December 1998. Mr. Duffy joined the Company in June 1983. In December 1995 he was promoted to Senior Vice President and General Manager, Xyvision Publishing Group. From April 1991 to December 1995 he served as Vice President, North American Sales.

     Each officer serves at the discretion of the Company's Board of Directors. There are no family relationships among any of the directors and executive officers of the Company.

                                    PART II


ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters


     Azul Holdings Inc.'s Common Stock is currently traded on the Nasdaq system under the symbol "AZUL". The price per share of the Azul Holdings Inc. Common Stock is reported on the OTC Bulletin Board over a level 2 or level 3 Nasdaq workstation and through the National Quotation Bureau Pink Sheets.


     The following table sets forth the reported high and low bid prices for the Company's Common Stock for the periods indicated and after giving effect to the one-for-five reverse split of the Common Stock effective as of October 20, 1998.

                                          HIGH         LOW
                                           ____         ___

    FISCAL YEAR ENDED MARCH 31, 2000
______________________________________
    April 1 - June 30 ...............    $   .81      $  .69
    July 1 - September 30 ...........        .69         .56
    October 1 - December 31 .........       2.19         .53
    January 1 - March 31 ............      11.13        1.50

    FISCAL YEAR ENDED MARCH 31, 1999
______________________________________
    April 1 - June 30 ...............    $  1.80      $  .70
    July 1 - September 30 ...........       1.48         .70
    October 1 - December 31 .........        .71         .31
    January 1 - March 31 ............       1.00         .81

     As of June 30, 2000, there were approximately 556 holders of record of the Common Stock. No cash dividends have been declared on the Common Stock since Azul's formation. The Company does not expect to declare cash dividends on the Common Stock in the foreseeable future. The Delaware General Corporations Act and the Company's line of credit agreement each currently prohibit the payment of dividends on the Common Stock.

ITEM 6. Selected Financial Data


     The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                                                                                 FISCAL YEAR ENDED
                                                    ___________________________________________________________________________
                                                    MARCH 31,       MARCH 31,       MARCH 31,     MARCH 31,     MARCH 31,
                                                        2000            1999           1998          1997          1996
                                                    ________        ________        _______       _______       _______
                                                                       (in thousands, except per share data)
INCOME STATEMENT DATA
Revenues ........................................   $  9,409        $ 10,555        $16,501       $22,234       $22,414
Gross margin ....................................      4,030           4,570          5,675        10,406        10,170
Operating expenses ..............................      9,030          11,762         12,574        10,765        15,077
Loss from operations ............................     (5,000)         (7,192)        (6,899)         (359)       (4,907)
Minority interest share of loss .................      2,143
Loss from operations after minority
 interest share .................................     (2,857)         (7,192)        (6,899)         (359)       (4,907)
Gain on capital transactions of subsidiary ......      5,085
Income (loss) before extraordinary item (1) .....        441          (8,707)        (7,913)       (1,359)       (5,707)
Net income (loss) allocable to common stock-
holders (1) .....................................        701          (8,801)        (8,007)       (1,353)       (5,793)
Income (loss) per share:
 Basic (1) ......................................   $    .24        $  (3.08)       $ (2.81)      $  (.56)      $ (3.32)
 Diluted ........................................        .10           (3.08)         (2.81)         (.56)        (3.32)
Weighted average common and common
 equivalent shares outstanding:
 Basic ..........................................      2,857           2,854          2,854         2,419         1,745
 Diluted ........................................     10,169           2,854          2,854         2,419         1,745
FINANCIAL POSITION
Cash and cash equivalents  ......................   $  6,890        $    446        $   357       $   261       $   332
Working capital deficit .........................    (11,761)        (15,918)       (10,788)       (4,834)       (6,751)
Total assets ....................................      9,871           4,066          6,916         9,977        10,281
Long-term debt ..................................      1,850                                          165         5,421
Stockholders' deficit ...........................   $(14,809)       $(15,731)       $(8,847)      $(1,867)      $(9,244)
OTHER INFORMATION
Research and development expenditures,
 including capitalized software costs ...........   $  3,242        $  4,040        $ 4,743       $ 4,381       $ 4,512

--------------------------------------------------------------------------------
     (1) Fiscal 2000 results include an extraordinary gain of $353 or $.12 per basic share and $.03 per diluted share from the early extinguishment of debt. Fiscal 1997 results include an extraordinary gain of $100, or $.04 per share, adjusted for reverse split, from the exchange of Debentures for unsecured, unsubordinated promissory notes, and shares of common stock (also, see Note 8 of the Notes to Consolidated Financial Statements).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

AZUL HOLDINGS INC.


     As a result of the progress in developing the business of XyEnterprise, during the fiscal year ended March 31, 2000, the Company was able to attract additional equity investments in XyEnterprise from other parties totaling $7,850,000. While the issuance of new common stock of XyEnterprise decreased the Company's proportionate interest in XyEnterprise to 57.4%, the increased book value of the Company's interest after the new stock issuance resulted in a gain to the Company of $5,085,000, which has been included in the Statement of Operations. This gain represented the Company's first significant realization of an increase in shareholder value via one of the primary avenues identified in the Company's strategy for portfolio activities.

     The Company also realized an extraordinary gain of $353,000 on the extinguishment of certain indebtedness.


XYENTERPRISE


     XyEnterprise derives its systems revenues from the licensing of its page composition, content management and third party software. Service revenues include maintenance, support, consulting and training.


     Cost of systems sales is comprised of the amortization of capitalized product development costs, royalty and third-party product expenses for the licensing or resale of technology. Cost of sales of services includes personnel-related costs incurred in providing consulting, training to customers and telephone support.


     Revenues for 2000 decreased $1,146,000, an 11% decline, from $10,555,000 in fiscal 1999 to $9,409,000 in 2000. This decrease in systems revenues in fiscal 2000 reflects a decline in new orders from publishing revenues outside the United States due largely to increased competition. Service revenues decreased 4% in fiscal 2000 primarily due to a decrease in European training and integration services associated with the decline in systems revenue.


     Gross margins were 43% of revenues in 2000, the same as in 1999. Systems margins were 61% of systems revenues in fiscal 2000, the same as in 1999. Service margins were 36% of service revenues in 2000, a slight increase from 35% in 1999. The increase in margin was attributable to a relatively lower level of costs related to outsourcing training and consulting.


     Research and development costs, including capitalized software development costs, were $3,242,000 in 2000, a decrease from $4,040,000 in 1999, representing 34% and 38% of revenues for 2000 and 1999, respectively. Capitalized software costs were $0 and $263,000 in 2000 and 1999, respectively. The decrease in research and development expenditures in fiscal 2000 was primarily the result of headcount decreases and efficient outsourcing of manpower. Research and development expenses, excluding capitalized software development costs, were 34% and 36% of revenues in 2000 and 1999, respectively. The decrease in the percentage of revenue of net research and development expenses from 1999 to 2000 was due to the significant decrease in overall research and development spending based on higher utilization of outside manpower.


     Marketing, general and administrative expenses were $5,788,000, or 62% of revenues, in 2000 as compared to $7,985,000, or 76% of revenues, in fiscal 1999. The 27% decrease in expenses in 2000 was primarily a result of a reduction in overall personnel costs; reduced sales and marketing expenditures pending new product releases and the sale of the Contex division in the prior year. XyEnterprise anticipates increasing marketing and general and administrative expenses in fiscal 2001 as it increases the promotion of upcoming new products and rebuilds the sales and marketing staff.


     Interest income was $59,000 and $15,000 in 2000 and 1999, respectively. The increase in interest income resulted from the investment of cash proceeds from the private placement offering closed by XyEnterprise in the fourth quarter of fiscal 2000.Interest expense accrued to third parties was $147,000 and $94,000 in fiscal 2000 and 1999, respectively. Interest expense accrued to Tudor Trust, the largest stockholder of the Company, was $1,699,000 in fiscal 2000 and $1,436,000 in fiscal 1999. The increase is a result of increased borrowings and interest rates. The interest expense paid to third parties includes the interest obligation due on the Company's 6% Convertible Subordinated Debentures (the "Debentures") and the quarterly interest payments due on the 4% Promissory Notes.

     The Company accrued dividends of $94,000 annually on the Series B Preferred Stock of Azul during 2000, 1999, and 1998.

     The Company recorded net income allocable to common stockholders of $701,000 in fiscal 2000 and a net loss allocable to common stockholders of $8,801,000 for fiscal 1999, respectively.


YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998

AZUL HOLDINGS INC.


     On December 31, 1998, Azul completed a restructuring plan pursuant to which substantially all of the assets of Azul's publishing and content management business were transferred to XyEnterprise in exchange for shares of common stock of XyEnterprise. The majority of the liabilities, including obligations under the line of credit with Tudor Trust, remained with Azul. As part of this restructuring plan, Tudor Trust converted $1,750,000 of the outstanding indebtedness under the line of credit into 175,000 shares of Azul Series C Preferred Stock that are convertible into 1,750,000 shares of common stock. Further, Azul and Tudor Trust amended the line of credit (a) to provide for an additional $5,000,000 of the outstanding indebtedness to become convertible into Azul Series C Preferred Stock at the option of Tudor Trust;
(b) to decrease the interest rate on the convertible portion from 8% to 6% per annum; (c) to decrease the maximum loan amount to $12,227,000; and, (d) for Tudor Trust to release its liens on the assets of Azul transferred to XyEnterprise and for Tudor Trust to take a security interest in the stock of XyEnterprise held by Azul.


XYENTERPRISE


     Revenues decreased $5,946,000 from $16,501,000 in fiscal 1998 to $10,555,000 in fiscal 1999, primarily as a result of the sale of the Contex division on September 18, 1998 and reductions in the systems revenues of the publishing division during the first half of the year. Systems revenues decreased 56% from 1998, of which was the result of the Contex division divestiture. Service revenues decreased 18% primarily due to decreases in the services and maintenance billing of the Contex division.

     Gross margins were 43% of revenues in 1999, an increase from 34% in 1998. Systems margins were 61% of systems revenues, an increase from 47% in 1998. This increase was attributable to reduced amortization of capitalized software as well as changes in the mix of third-party software sold. Cost of sales in 1999 and 1998 included a write-down of $410,000 and $798,000, respectively of previously capitalized software to net realizable value. Service margins were 35% of service revenues in 1999, an improvement from 23% of service revenues in 1998. The improvement in margins was attributable to better utilization of personnel within the publishing division and the elimination of Contex expenses after the sale of the division.

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

     Interest income was $15,000 and $9,000 in 1999 and 1998, respectively. Interest expense accrued to third parties was $94,000 and $160,000 in fiscal 1999 and 1998, respectively. Interest expense payable to third parties includes the interest obligation on the Company's 6% Convertible Subordinated Debentures (the "Debentures") and the quarterly interest payments on the Company's 4% Promissory Notes. Interest expense payable to third parties decreased in fiscal 1999 as a result of the program to exchange the Debentures and 4% Promissory Notes for equity securities (note 8). Interest expense accrued to Tudor Trust, the largest stockholder of the Company, was $1,436,000 and $864,000 in fiscal 1999 and 1998, respectively. The increase in the accrued interest was a result of the increase in the borrowings under the line of credit (note 6).


     On September 18, 1998, the Company sold substantially all the assets of its Contex division, with the exception of approximately $300,000 of accounts receivable, for approximately $200,000 pursuant to the terms of an Asset Purchase Agreement dated September 18, 1998 between the Company and Barco, Inc. Included in the assets sold were inventory, equipment, certain accounts receivable, source code and object code for Contex PackageMaker, Contex Professional, Contex Rip'n'Strip and Contex Object Library. In connection with the sale, the Company recorded direct costs of $564,000 to write-down other assets and record other accruals for costs directly associated with the sale.


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


LIQUIDITY AND CAPITAL RESOURCES


     At March 31, 2000, XyEnterprise had cash and cash equivalents of $6,890,000, which is an increase of $6,443,000 from the previous fiscal year end. This increase in cash for fiscal 2000 resulted principally from the XyEnterprise private placement concluded in February 2000. Approximately $3,917,000 of cash was used by operations and approximately $294,000 of cash was used in investing activities in fiscal 2000.


     In fiscal 2000, XyEnterprise invested $294,000 in capital assets. XyEnterprise anticipates that it will continue to invest in capital assets as required to support its product development efforts and general business needs.



     As of July 11, 2000, Azul has a $17,500,000 amended line of credit with Tudor Trust, the largest stockholder of the Company of which $12,357,000 was outstanding at March 31, 2000. Jeffrey L. Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of Azul and XyEnterprise. This credit line, which is payable March 31, 2001 is collateralized by the Company's stock in XyEnterprise and has been used for working capital and general business purposes. The first $5,000,000 of the principal balance outstanding bears interest at 6% per year and the remaining principal balance bears interest at 8% per year. On December 31, 1998, XyEnterprise and Tudor Trust entered into a Loan Agreement providing XyEnterprise a $1,000,000 line of credit for working capital and general business purposes. The line of credit was amended to increase the amount available thereunder to $1,850,000 and extend the maturity date to March 31, 2003. The line of credit bears an interest rate of 8%. As of June 25, 2000, Azul Holdings Inc. had an outstanding credit line balance of $12,357,000 and XyEnterprise had an outstanding line of credit balance of $1,850,000 (Note 6).


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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and has a substantial working capital deficiency and a stockholders' deficit at March 31, 2000 and is in default on its 6% Convertible Subordinated Debentures and promissory notes (Note 8). The Company's attainment of profitable operations and sufficient additional financing, as well as the continued forebearance of its debenture holders, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company anticipates that its cash requirements for fiscal 2001 will be satisfied mainly from its working capital and credit line, assuming the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes.


FOREIGN CURRENCY - CONVERSION TO EURO


     Certain of the member countries of the European Union have agreed to adopt the Euro as their legal currency. XyEnterprise has established plans and developed the necessary modifications for the technical adaptation of its internal information technology and other systems to accommodate euro-denominated transactions. XyEnterprise has assessed the business implications of the conversion to the euro, including long-term competitive implications and does not expect the euro conversion to have a significant impact on its results of operations, financial condition or cash flows. However, XyEnterprise will continue to assess the impact of euro conversion issues as the applicable accounting, tax, legal and regulatory guidance evolves.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.


     Neither The Company nor XyEnterprise currently use derivative financial instruments. The Company and XyEnterprise, when and if practicable, generally place marketable security investments in high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of ten years or less. Neither the Company nor XyEnterprise expect any material loss from marketable security investments and therefore believe that potential interest rate exposure is not material.

     Internationally, XyEnterprise invoices customers primarily in local currency. XyEnterprise is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. Neither the Company nor XyEnterprise enters into foreign currency hedge transactions. Through March 31, 2000, foreign currency fluctuations have not had a material impact on the financial position or results of operations of the Company.

ITEM 8. Financial Statements and Supplementary Data



                       REPORT OF INDEPENDENT ACCOUNTANTS
To the Board of Directors and Stockholders of Azul Holdings Inc.:
     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Azul Holdings Inc. (formerly Xyvision, Inc.) and its subsidiaries (the "Company") at March 31, 1999, and the result of their operations and their cash flows for each of the two years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Azul Holdings Inc. for any period subsequent to March 31, 1999.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the fiscal 1999 financial statements, the Company has incurred recurring losses from operations, a working capital deficit, stockholders' deficit and is in default on interest payments on its 6% Convertible Subordinated Debentures, 15% Promissory Notes and 4% Promissory Notes. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the fiscal 1999 statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                                 /s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
June 25, 1999

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Azul Holdings Inc.:


     We have audited the accompanying consolidated balance sheet of Azul Holdings Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Azul Holdings Inc. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the financial statements, the Company has sustained recurring losses from operations, has a working capital deficiency and a stockholders' deficit, and is in default on interest payments on its 6% Convertible Subordinated Debentures, 15% Promissory Notes, and its 4% Promissory Notes. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Richard A. Eisner & Company, LLP


New York, New York
May 12, 2000, except as to Note 17,
the date of which is July 11, 2000

                      AZUL HOLDINGS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2000 AND 1999

ASSETS                                                                            2000               1999
                                                                              ___________        ___________
Current assets:
Cash and cash equivalents .................................................    $   6,889,513      $     446,417
Accounts receivable:
 Trade, less allowance for doubtful accounts of $224,345
  and $442,946 at March 31, 2000 and 1999, respectively ...................        1,746,952          1,607,699
Inventories ...............................................................                -            513,144
Other current assets ......................................................          360,511            296,327
                                                                              ______________     ______________
Total current assets ......................................................        8,996,976          2,863,587
Property and equipment, net ...............................................          547,552            639,127
Other assets, net, principally capitalized software costs .................          326,836            562,871
                                                                              ______________     ______________
Total assets ..............................................................    $   9,871,364      $   4,065,585
                                                                              ==============     ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable to stockholder, less unamortized discount of $0
 at March 31, 2000 and $679,730 at March 31, 1999 .........................    $  12,357,150      $  11,245,270
Current portion of long-term debt .........................................        1,872,056          2,206,110
Accounts payable and accrued expenses .....................................        3,591,971          2,829,060
Deferred service revenues .................................................        1,657,627          1,378,097
Other current liabilities .................................................        1,279,073          1,122,805
                                                                              ______________     ______________
Total current liabilities .................................................       20,757,877         18,781,342
Notes payable to stockholder - long term ..................................        1,850,000
                                                                              ______________
Total liabilities .........................................................       22,607,877         18,781,342
                                                                              ______________     ______________
Minority interest in subsidiary                                                    2,072,430          1,015,000
                                                                              ______________     ______________
Commitments and contingencies
Stockholders' deficit:
 Capital stock:
  Series preferred stock, $1.00 par value; 1,700,000 shares
   authorized; no shares issued and outstanding ...........................
  Series B convertible preferred stock, $1.00 par value; 300,000 shares authorized;  232,407 and 235,299 shares issued and outstanding at
   March 31, 2000 and 1999 (aggregate liquidation preference of
   $3,303,536 and $3,245,567, respectively) ...............................          232,407            235,299
  Series C convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 175,000 shares issued and outstanding at
   March 31, 2000 and 1999 ................................................        1,750,000          1,750,000
  Common stock, $.03 par value; 25,000,000 shares authorized;
   2,991,496 and 2,949,616 shares issued and outstanding at
   March 31, 2000 and 1999, respectively, including treasury stock ........           89,745             88,488
Additional paid-in capital ................................................       51,346,514         51,123,809
Accumulated deficit .......................................................      (67,059,072)       (67,759,816)
                                                                              ______________     ______________
                                                                                 (13,640,406)       (14,562,220)
Less:
Treasury common stock, at cost; 95,333 shares at March 31, 2000 and
1999, respectively ........................................................       (1,168,537)        (1,168,537)
                                                                              ______________     ______________
Total stockholders' deficit ...............................................      (14,808,943)       (15,730,757)
                                                                              ______________     ______________
Total liabilities and stockholders' deficit ...............................    $   9,871,364      $   4,065,585
                                                                              ==============     ==============

The accompanying notes are an integral part of the consolidated financial statements.

                      AZUL HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                        2000              1999              1998
                                                                        ____              ____              ____
Revenues:
 Systems ...................................................    $  2,599,690      $  3,474,551      $  7,914,014
 Service ...................................................       6,809,177         7,080,646         8,586,803
                                                                ____________      ____________      ____________
   Total revenues ..........................................       9,408,867        10,555,197        16,500,817
                                                                ____________      ____________      ____________
Cost of sales:
 Systems ...................................................       1,008,890         1,371,012         4,213,480
 Service ...................................................       4,370,172         4,613,865         6,612,198
                                                                ____________      ____________      ____________
   Total cost of sales .....................................       5,379,062         5,984,877        10,825,678
                                                                ____________      ____________      ____________
Gross margin ...............................................       4,029,805         4,570,320         5,675,139
                                                                ____________      ____________      ____________
Expenses:
 Research and development ..................................       3,241,969         3,776,692         3,761,973
 Marketing, general, and administrative ....................       5,787,637         7,985,172         8,812,483
                                                                ____________      ____________      ____________
   Total operating expenses ................................       9,029,606        11,761,864        12,574,456
                                                                ____________      ____________      ____________
Loss from operations .......................................      (4,999,801)       (7,191,544)       (6,899,317)
Minority interest share of loss                                    2,142,874
                                                                ____________
Loss from operations after minority interest share                (2,856,927)       (7,191,544)       (6,899,317)
                                                                ____________      ____________      ____________
Other income (expense), net:
 Gain on capital transactions of subsidiary ................       5,084,694
 Interest income ...........................................          59,435            14,639             9,134
 Interest expense - third party ............................        (147,301)          (93,627)         (159,515)
 Interest expense - stockholder ............................      (1,698,527)       (1,436,299)         (863,512)
                                                                ____________      ____________      ____________
   Total other income (expense), net .......................       3,298,301        (1,515,287)       (1,013,893)
                                                                ____________      ____________      ____________
Income (loss) before extraordinary item ....................         441,374        (8,706,831)       (7,913,210)
Extraordinary item:
 Gain on early extinguishment of debt ......................         353,490
                                                                ____________
Net income (loss) ..........................................         794,864        (8,706,831)       (7,913,210)
Accrued preferred stock dividends ..........................          94,120            94,120            94,120
                                                                ____________      ____________      ____________
Net income (loss) allocable to common stockholders .........    $    700,744      $ (8,800,951)     $ (8,007,330)
                                                                ============      ============      ============
Basic earnings (loss) per share:
 Before extraordinary item .................................             .12             (3.08)            (2.81)
 Extraordinary item ........................................             .12
                                                                ____________
 Basic earnings (loss) per share ...........................             .24             (3.08)            (2.81)
                                                                ============      ============      ============
Diluted earnings (loss) per share:
 Before extraordinary item .................................             .07             (3.08)            (2.81)
 Extraordinary item ........................................             .03
                                                                ____________
 Diluted earnings (loss) per share .........................             .10             (3.08)            (2.81)
                                                                ============      ============      ============
 Basic common shares outstanding ...........................       2,857,247         2,854,283         2,853,881
 Diluted common and common equivalent
  shares outstanding .......................................      10,168,679         2,854,283         2,853,881

The accompanying notes are an integral part of the consolidated financial statements.

                      AZUL HOLDINGS INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE YEARS ENDED MARCH 31, 1998, 1999 AND 2000

                                              PREFERRED   PREFERRED                ADDITIONAL
                                                STOCK       STOCK       COMMON       PAID-IN
                                              SERIES B     SERIES C      STOCK       CAPITAL
                                             ___________ _____________   _____      _________
Balance, March 31, 1997 .................... $235,299                   $88,440    $49,929,218
Issuance of common stock with the
 exchange of $20,000 of Convertible
 Subordinated Debentures into equity,
 1,645 shares ..............................                                 48         27,092
Issuance of common stock purchase
 warrants to stockholder  ..................                                         1,000,000
Dividends on Series B Preferred Stock  .....
Net loss ...................................
Balance, March 31, 1998 ....................  235,299                    88,488     50,956,310
Issuance of Series C convertible preferred
 175,000 shares issued .....................             $1,750,000
Issuance of Common Stock purchase
 warrants to shareholder ...................                                           300,000
Writedown of discount from forgiveness of
 warrants ..................................                                          (132,501)
Dividends on Series B Preferred ............
Net Loss ...................................
Balance, March 31, 1999 ....................  235,299     1,750,000      88,488     51,123,809
Conversion of Series B Preferred
 to Common .................................   (2,892)                       34          2,858
Exercise of stock options ..................                              1,223         71,299
Compensation paid in options ...............                                           148,548
Dividends on Series B Preferred ............
Net income .................................
Balance, March 31, 2000 .................... $232,407    $1,750,000     $89,745    $51,346,514
                                             ========    ==========     =======    ===========



                                                                                    TOTAL
                                               ACCUMULATED       TREASUR  Y       STOCKHOLDERS'
                                                 DEFICIT           STOCK            DEFICIT
                                                _________          _______       ___________
Balance, March 31, 1997 ....................   $ (50,951,535)    $ (1,168,537)   $   (1,867,115)
Issuance of common stock with the
 exchange of $20,000 of Convertible
 Subordinated Debentures into equity,
 1,645 shares ..............................                                             27,140
Issuance of common stock purchase
 warrants to stockholder  ..................                                          1,000,000
Dividends on Series B Preferred Stock  .....         (94,120)                           (94,120)
Net loss ...................................      (7,913,210)                        (7,913,210)
                                               _____________                     ______________
Balance, March 31, 1998 ....................     (58,958,865)      (1,168,537)       (8,847,305)
Issuance of Series C convertible preferred
 175,000 shares issued .....................                                          1,750,000
Issuance of Common Stock purchase
 warrants to shareholder ...................                                            300,000
Writedown of discount from forgiveness of
 warrants ..................................                                           (132,501)
Dividends on Series B Preferred ............         (94,120)                           (94,120)
Net Loss ...................................      (8,706,831)                        (8,706,831)
                                               _____________                     ______________
Balance, March 31, 1999 ....................     (67,759,816)      (1,168,537)      (15,730,757)
Conversion of Series B Preferred
 to Common .................................                                                  -
Exercise of stock options ..................                                             72,522
Compensation paid in options ...............                                            148,548
Dividends on Series B Preferred ............         (94,120)                           (94,120)
Net income .................................         794,864                            794,864
                                               _____________                     ______________
Balance, March 31, 2000 ....................   $ (67,059,072)    $ (1,168,537)   $  (14,808,943)
                                               =============     ============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                      AZUL HOLDINGS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2000, 1999 AND 1998

                                                                          2000              1999               1998
                                                                      __________        ___________        ___________
OPERATIONS:
Net income (loss) .................................................    $    794,864       $ (8,706,831)      $ (7,913,210)
Adjustments to reconcile net income (loss) to net cash used by operations:
Gain on early extinguishment of debt ..............................        (353,490)
Gain on capital transactions of subsidiary                               (5,084,694)
Compensation paid in options ......................................         148,548
Depreciation and amortization .....................................         611,000          1,225,278          1,960,900
Minority share of loss of subsidiary ..............................      (2,142,874)
Interest expense related to warrants ..............................         679,730            519,479            318,290
Writedown of capitalized software to net realizable value .........                            410,000            798,000
Loss on sale of Contex assets .....................................                            379,000
Provision for (recovery of) losses on accounts receivable .........        (218,601)           366,184            868,921
Operating assets and liabilities:
 Accounts receivable ..............................................          79,348          1,656,482          1,044,978
 Inventories ......................................................         513,144           (176,099)           (25,643)
 Other current assets .............................................         (53,371)           347,539             83,050
 Accounts payable and accrued expenses ............................         747,911           (180,624)          (691,319)
 Deferred service revenues ........................................         279,530
 Other current liabilities ........................................          81,582            325,719            (74,597)
                                                                      _____________     ______________     ______________
Net cash used by operations .......................................      (3,917,373)        (3,833,873)        (3,630,630)
                                                                      _____________     ______________     ______________
INVESTMENTS:
Additions to property and equipment ...............................        (294,203)          (288,287)          (592,577)
Capitalized software costs ........................................               -           (262,949)          (981,299)
                                                                      _____________     ______________     ______________
Net cash used by investments ......................................        (294,203)          (551,236)        (1,573,876)
                                                                      _____________     ______________     ______________
FINANCING:
Proceeds from line of credit from a stockholder ...................       2,912,150          3,575,000          5,500,000
Proceeds from bridge loan .........................................         300,000
Proceeds from sale of subsidiary's preferred stock ................         750,000          1,000,000
Proceeds from sale of subsidiary's common stock ...................       6,700,000
Repayment of line of credit to a stockholder ......................         (80,000)          (100,000)          (200,000)
Exercise of options ...............................................          72,522
                                                                      _____________
Net cash provided from financing ..................................      10,654,672          4,475,000          5,300,000
                                                                      _____________     ______________     ______________
Net increase in cash and cash equivalents .........................       6,443,096             89,891             95,494
Cash and cash equivalents at the beginning of the year ............         446,417            356,526            261,032
                                                                      _____________     ______________     ______________
Cash and cash equivalents at the end of the year ..................    $  6,889,513       $    446,417       $    356,526
                                                                      =============     ==============     ==============
Supplemental cash flow information:
Conversion of debt from shareholder to equity .....................                       $  1,750,000
Accrued dividends on preferred stock ..............................    $     94,120             94,120       $     94,120
Conversion of 6% debentures to equity .............................                                                20,000
Conversion of accrued interest on 6% debentures to equity .........                                                 7,140
Issuance of common stock purchase warrants to stockholder .........                                             1,000,000
Interest payments .................................................                                               406,000

The accompanying notes are an integral part of the consolidated financial statements.

                      AZUL HOLDINGS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. Summary of Significant Accounting Policies


   a. Nature of Business: Azul Holdings Inc. ("Azul" or the "Company"), a Delaware corporation, formerly Xyvision, Inc., provides financial and management support to high technology companies. Azul provides capital and managerial and advisory consulting to these emerging, early stage and mid-stage companies. To date, Azul's principal asset and its sole portfolio company is Xyvision Enterprise Solutions, Inc. ("XyEnterprise"), which previously was a wholly-owned subsidiary of Azul and in which Azul now has a 57% ownership. During calendar 2000 and forward, Azul plans to make additional investments in other companies, generally within the technology sectors including the e-commerce and biotechnology industries. The Company believes these areas offer unique opportunities for the potential of significant rapid growth within large markets, with the corresponding potential of profitability and appreciation in investment values. Such investments, particularly in emerging and early-stage companies, require the taking of certain risks that may be significant.

     Opportunities to be considered by Azul may be provided to Azul by Tudor Trust, the majority shareholder of the Company, as a result of Tudor Trust's existing investments in, and frequent control of, other companies. In those instances an investment by Azul will be approved by its independent Directors with independent legal and financial advice.

     Azul has implemented a program to seek investment opportunities that provide the potential for significant gain through the planned sale of investments or through capital transactions of the subsidiaries in the sale of minority interests to third party investors. This program may provide the Company with the potential to achieve gains in shareholder value and to provide further capital to the Company's investees to fund their own growth. Further, the Company's existing subsidiary, XyEnterprise, plans to continue to enhance its current products and introduce new products.

     XyEnterprise develops, markets, and supports content management and publishing software products. These products help companies create, manage and distribute large amounts of information and automate the compilation and delivery of this content into paper, electronic and web based formats.



   b. Basis of Presentation and Consolidation: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations, has a working capital deficiency, a stockholders' deficit and is in default on its 6% Convertible Subordinated Debentures, 15% Promissory Notes, and its 4% Promissory Notes. The Company's attainment of profitable operations and sufficient additional financing, as well as the continued forebearance of its debenture holders, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, XyEnterprise. The consolidated financial statements of XyEnterprise include the accounts of XyEnterprise and its wholly owned subsidiaries: Xyvision Enterprise Solutions Europe Ltd. (an English corporation), Xyvision S.A.R.L. (a French corporation) and Xyvision Enterprise Solutions GmbH (a German corporation). All material intercompany transactions and balances have been eliminated in consolidation.


   c. Cash and cash equivalents: The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.


   d. Inventories: Inventories are stated at the lower of cost, determined under the first-in, first-out method, or market.


   e. Property and Equipment: Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized while repair and maintenance charges are expensed when incurred. Depreciation and amortization are computed on a straight-line basis over the useful lives of the assets, except for leasehold improvements which are amortized over the lesser of

                      AZUL HOLDINGS INC. AND SUBSIDIARIES
     the term of the lease or the estimated useful life of the related asset. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts. Any gain or loss is included in income.

     The following lives are used to provide for depreciation and amortization:


                                                             LIVES IN YEARS
                                                             _______________
       Design, test, and manufacturing equipment .........         2-5
       Office furniture and fixtures .....................          7
       Leasehold improvements ............................         2-4
       Purchased software ................................         3-5
       Delivery and service vehicles .....................          3

   f. Revenue Recognition: Revenue is recognized in accordance with Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition" as amended by "SOP 98-9" "Software Revenue Recognition." XyEnterprise's systems revenue is derived from licensing of its page composition, content management and third party software. Service revenues include maintenance and support, consulting and training services. Revenue from license arrangements is recognized upon shipment of the product if collection of the resulting receivable is probable and remaining vendor obligations are insignificant. The strategy of providing customers with complete integrated publishing solutions may result in bundling of services with software and recognition of software licensing revenue and services over the length of the implementation in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction Type Contracts" using the relevant guidance of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production Type Contracts." If vendor specific pricing evidence does not exist for all undelivered elements, revenue is deferred until all elements have been delivered.

     Payments received in advance of delivery are recorded as deferred revenue until such delivery is made. Revenue from annual maintenance contracts is deferred and revenue is recognized ratably over the duration of the contract. Revenue for consulting and training is recognized when the services are performed and collectability is deemed probable.

     The loss of a major customer or a delay in an order by such customer may have a material adverse effect on XyEnterprise's business, operating results and financial condition.


   g. Software Development Costs: Costs for research, design, and development of software for sale to others incurred prior to the achievement of "technological feasibility" are charged to expense. XyEnterprise capitalizes certain software costs in accordance with Statement of Financial Accounting Standard ("SFAS") No. 86, "Accounting for costs of computer software to be sold, leased or otherwise marketed." XyEnterprise's policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated life of the product including the period being reported on. It is reasonably possible that the estimate of anticipated future gross revenues, the remaining estimated economic life of the product or both could vary from management's estimates. XyEnterprise periodically reviews capitalized software for impairment in net realizable value. Any adjustments resulting from this analysis is included in results of operations.


   h. Earnings (Loss) Per Common Share: The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per share," beginning with the fiscal year ended March 31, 1998. This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of common equivalent securities and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and warrants were exercised, or preferred stock or debt were converted into common stock. The Company has restated all share references due to the 1 for 5 reverse stock split effective October 20, 1998.

                      AZUL HOLDINGS INC. AND SUBSIDIARIES

   i. Foreign Currency: The Company has determined that the US dollar is its functional currency. Accordingly, all balance sheet accounts of foreign operations are translated into US dollars at the year-end rate of exchange and statements of operations items are translated at the weighted average exchange rate for the year. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in income or expense.


   j. Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. XyEnterprise sells its products and services primarily to major corporations and systems integrators that serve a wide variety of U.S. and foreign markets. The practice of establishing reasonable credit lines limits risk. The Company maintains an allowance for doubtful accounts and believes it is adequate to cover potential credit risks.


   k. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


   l. Accounting for Stock-Based Compensation: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. As permitted by SFAS 123, the Company elected to apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. The required disclosures under SFAS 123, as if the Company had applied the fair value method of accounting, are included in Note 11.


   m. Subsidiary Stock Issuances: The Company recognizes gains and losses from subsidiary stock issuances in income. During the fiscal year ended March 31, 2000, the Company's subsidiary, XyEnterprise issued 4,154,386 shares of common stock. This included the conversion into 1,400,000 shares of XyEnterprise common stock of the minority interests in the form of preferred stock of XyEnterprise that were previously outstanding. While those minority interests were outstanding in the form of preferred stock, their carrying value in the Company's consolidated financial statements had been reduced to zero as a result of the minority interest's share of losses of XyEnterprise.

     The other newly-issued shares of XyEnterprise common stock consisted of;
     (a) the conversion of a bridge loan of $850,000 owed by XyEnterprise into 298,246 shares of XyEnterprise common stock, at a price of $2.85 per share and (b) the completion of a private placement of 2,456,140 shares of XyEnterprise common stock, resulting in net proceeds (after costs of the placement) to XyEnterprise of $6,700,000, or $2.73 per share. The Company's proportionate interest in XyEnterprise decreased from 80% (after the conversion of the preferred stock) to 57.4% (after the subsequent conversion of the bridge loan and the private placement). As a result of the increase in equity of XyEnterprise, the Company recognized a gain of $5,084,694.


2. Accounts Receivable


     Trade receivables do not contain any material amounts due over a period in excess of one year.


3. Inventories


     Inventory at March 31, 1999 consisted primarily of finished goods from third party vendors.

                      AZUL HOLDINGS INC. AND SUBSIDIARIES

4. Property and Equipment


     Property and equipment consists of:

                                                         MARCH 31, 2000     MARCH 31, 1999
                                                         ________________   _________________
   Design, test, and manufacturing equipment .........   $1,063,075         $1,871,158
   Office furniture and fixtures .....................      124,350            155,406
   Leasehold improvements ............................      444,428            432,771
   Purchased software ................................      445,182            377,151
   Delivery and service vehicles .....................        9,333              9,333
                                                         __________         __________
                                                          2,086,368          2,845,819
   Accumulated depreciation and amortization .........   (1,538,816)        (2,206,692)
                                                         __________         __________
                                                         $  547,552         $  639,127
                                                         ==========         ==========

   Depreciation and amortization expense for property and equipment for fiscal 2000, 1999 and 1998 was $386,000, $452,000 and $471,000, respectively.
   During fiscal 2000 fully depreciated equipment in the UK with an original cost of $912,000 was scrapped.


5. Other Assets


     Other assets consists of the following, which are presented net of any accumulated amortization



                                          MARCH 31, 2000     MARCH 31, 1999
                                          ________________   _______________
   Capitalized software costs .........   $254,332           $479,297
   Debenture issuance costs ...........      3,775              7,161
   Other ..............................     68,729             76,413
                                          ________           ________
                                          $326,836           $562,871
                                          ========           ========

     XyEnterprise continually evaluates the future benefit of its capitalized software costs. During fiscal 1999, XyEnterprise determined that certain costs exceeded their net realizable value due to new software technologies developed and released by XyEnterprise. Accordingly, XyEnterprise wrote down these capitalized software costs by $410,000 in fiscal 1999. There were no writedowns in fiscal 2000. Capitalized software costs amortized and charged to expense were $225,000, $262,000, and $2,275,000, in fiscal 2000, 1999, and 1998, respectively. Capitalized software costs are presented net of accumulated amortization of $2,400,000 and $2,478,000 at March 31, 2000 and 1999,
respectively.


     Debenture issuance costs amortized and charged to expense were $4,000, $3,000, and $4,000, in fiscal 2000, 1999, and 1998, respectively. The accumulated amortization of the Debenture issuance costs was $781,000 and $777,000 at March 31, 2000 and 1999, respectively. (See Note 8)


6. Notes Payable to Stockholder


     Azul Holdings Inc. has a line of credit with Tudor Trust ("Tudor Trust"), the largest stockholder of the Company. Jeffrey Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors and President of Azul Holdings Inc. and Chairman of the Board of Directors of XyEnterprise. The line, which is payable on March 31, 2001, (see subsequent events), is collateralized by the Company's stock in XyEnterprise and has been used for working capital and general business purposes. Interest on the line of credit is payable on March 31, 2001 in cash; however, Tudor Trust has had the option to receive interest on a quarterly basis after January 1, 1999, payable in shares of common stock based on the fair market value as determined at the end of each quarter. Since the initial establishment of the credit line in 1992, there have been numerous amendments affecting the maximum loan amount among other terms and provisions.

     On December 31, 1998, as part of the corporate restructuring plan approved by the Board of Directors and further described in Note 9 to the Consolidated Financial Statements, Tudor Trust converted $1,750,000 of the out-

                      AZUL HOLDINGS INC. AND SUBSIDIARIES
standing indebtedness under the line of credit into 175,000 shares of Series C Preferred Stock of Azul Holdings Inc. (which are convertible into 1,750,000 shares of Common Stock). In addition, the Company and Tudor Trust entered into an additional amendment to the line of credit that, among other things (i) provided that an additional $5,000,000 of the outstanding indebtedness will become convertible at a rate of $10.00 per share into shares of Series C Preferred Stock beginning in June 1999 at the option of Tudor Trust, (ii) decreased the interest rate on the convertible portion of the line of credit from 8% to 6% per annum, (iii) decreased the maximum loan amount thereunder to $12,227,000 less any amount converted from time to time into the Company's Series C Preferred Stock, and (iv) Tudor Trust released its liens on the assets of Azul that were transferred to XyEnterprise while taking a security interest in the stock of XyEnterprise held by Azul.

     In December 1999, the Company and Tudor Trust agreed to increase the line of credit to $12,327,000. Subsequent amendments and agreements between Azul and Tudor Trust increased the line to $12,500,000 at March 31, 2000.

     On December 31, 1998, XyEnterprise and Tudor Trust entered into a Loan Agreement providing XyEnterprise with a $1,000,000 line of credit which was amended to $2,400,000 and subsequently reduced to $1,850,000 upon conversion of $550,000 into XyEnterprise common stock. The line of credit is for working capital and general business purposes. Notes issued under the line of credit bear an interest rate of 8% per annum, and have a maturity date of March 31, 2003. The indebtedness is convertible into common stock of XyEnterprise until August 9, 2000 at the option of the noteholder. As of March 31, 2000, the Company and XyEnterprise had an outstanding loan balance of $14,207,150 of the $14,350,000 available under the credit lines. Accounts payable and accrued expenses at March 31, 2000 includes interest payable of $1,988,000 in to Tudor Trust.


7. Other Current Liabilities

     Other current liabilities consists of:



                                                             MARCH 31, 2000     MARCH 31, 1999
                                                             ________________   _______________
   Interest payable on debentures ........................   $  711,276         $  642,603
   Dividends payable on Series B Preferred Stock .........      398,448            304,328
   Other .................................................      169,349            175,874
                                                             __________         __________
                                                             $1,279,073         $1,122,805
                                                             ==========         ==========

8. Current Maturities of Long-Term Debt

     Long-term debt consists of:



                                                                MARCH 31,       MARCH 31,
                                                                  2000            1999
                                                               __________      __________
     Note payable to shareholder ...........................   $1,850,000
     6% Convertible Subordinated Debentures ................    1,330,000      $1,355,000
     15% promissory notes and accrued interest,
      due fiscal 1996 ......................................      153,556         116,110
     4% promissory notes, due fiscal 1998 and 1999 .........      388,500         735,000
                                                               __________      __________
                                                                3,722,056       2,206,110
     Current maturities of long-term debt ..................    1,872,056       2,206,110
                                                               __________      __________
     Long-term debt ........................................   $1,850,000      $        -
                                                               ==========      ==========

     In May 1987, the Company issued an aggregate $25,000,000 principal amount of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into common stock at a conversion price of $112.50 per share. Interest on the Debentures is payable annually and the Debentures may be called by the Company under certain conditions. During fiscal 1992, the Company began a program to restructure its financial position specifically relating to the Debentures. From March 10, 1992 to September 30, 1996, the Com-

                      AZUL HOLDINGS INC. AND SUBSIDIARIES
pany completed restructuring transactions pursuant to which the holders of a total of $19,035,000 aggregate principal amount of Debentures generally exchanged Debentures for a combination of unsecured, unsubordinated promissory notes of the Company bearing interest at 15% per year and shares of Common Stock. Between September 30, 1996 and December 31, 1998, the Company completed restructuring transactions pursuant to which the holders of a total of $2,020,000 aggregate principal amount of Debentures generally exchanged Debentures for shares of Common Stock. As of March 31, 2000, a total of $1,330,000 principal amount of Debentures remained outstanding. The Company may seek to restructure the remaining Debentures, but there can be no assurance that it will do so.


     The Company did not make the interest payment due on the Debentures on May 5, of 1992, 1993, 1994, 1995, 1996, 1997, 1998, 1999 or 2000. As of March 31,
2000, the cumulative unpaid interest due on the Debentures totaled $711,000. Under the terms of the Indenture covering the Debentures, the Trustee or the holders of no less than 25% of outstanding principal amount of the Debentures have the right to accelerate the maturity date of the remaining Debentures. As of March 31, 2000, no such acceleration had occurred or been threatened.


     As of March 31, 1998, the Company had completed restructuring transactions pursuant to which the holders of 15% Promissory Notes in the aggregate principal amount of $5,709,000 with accrued interest of $2,353,000 generally exchanged 15% Promissory Notes (including all rights to receive any interest accrued thereon) for a combination of unsecured, unsubordinated promissory notes of the Company bearing interest at 4% per year, shares of Common Stock and shares of Series B Preferred Stock. The Series B Preferred Stock accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. As of March 31, 2000, cumulative accrued but unpaid dividends on the Series B Preferred Stock totaled $398,000. As of March 31, 2000, 15% Promissory Notes in an aggregate principal amount of $60,000 with accrued interest of $94,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes, but there can be no assurance that it will do so.


     As of March 31, 1999, the Company had completed restructuring transactions pursuant to which the holders of 4% Promissory Notes in the aggregate principal amount of $4,974,000 generally exchanged 4% Promissory Notes for shares of Common Stock plus accrued but unpaid interest. As of March 31, 2000, 4% Promissory Notes in an aggregate principal amount of $388,500 with accrued interest of $26,000 were overdue. The Company may seek to restructure the remaining 4% Promissory Notes, but there can be no assurance that it will do so.


     The Company continues to negotiate, in good faith, restructuring transactions with as many of the remaining holders of Debentures, 15% Promissory Notes and 4% Promissory Notes as possible. Tudor Trust has made an offer to certain holders of Debentures, 15% Promissory Notes and 4% Promissory Notes to purchase such securities at 10% of their face amount. Tudor Trust has agreed to reduce the Company's liability with respect to such securities to the purchase price paid by Tudor Trust. In June 1999, Tudor provided the Company with $372,000 of notes which the company retired. The Company recognized an extraordinary gain of $353,000 in fiscal 2000 as a result of this extinguishment of debt. Approximately 96% of the Debentures have been restructured but the Company has been unable to identify the holders of the remaining Debentures. The Company can give no assurance about the outcome of these restructuring and repurchasing efforts. The Company does not expect the matters to be resolved in the near future.


9. Restructuring


     On December 31, 1998, the Company completed a corporate restructuring plan (the "Restructuring") pursuant to which, among other things, substantially all of the assets of Azul's publishing and content management business were transferred to XyEnterprise in exchange for shares of common stock of XyEnterprise, representing an 87% equity interest while the majority of its liabilities, including obligations under its line of credit with Tudor Trust, remained with Azul Holdings Inc. As described in Note 6 to the Consolidated Financial Statements, Azul Holdings Inc. credit line from Tudor Trust has been amended. In addition, Tudor Trust converted $1,750,000 of the outstanding indebtedness under the Azul Holdings line of credit into 175,000 shares of Azul Holdings Series C Preferred Stock, which are convertible into Azul Holdings Common Stock.

                      AZUL HOLDINGS INC. AND SUBSIDIARIES

An additional $5,000,000 of the outstanding indebtedness under the Azul Holdings line of credit became convertible into shares of Series C Preferred Stock in June 1999 at the option of Tudor Trust at the conversion ratio of $10.00 per share. Tudor Trust has also surrendered for cancellation all of its Common Stock Purchase Warrants, covering an aggregate of 4,956,000 shares of Azul Holdings Inc. Common Stock at various exercise prices.


     Tudor Trust initially provided XyEnterprise with a $1,000,000 line of credit, as well as invested $1,750,000 to purchase 1,400,000 shares of Series A Preferred Stock of XyEnterprise. In fiscal 2000, XyEnterprise reached an agreement with Tudor Trust to amend the line of credit to increase the amount available thereunder to $2,400,000, which was subsequently reduced to $1,850,000 upon conversion of $550,000 into common stock. Notes outstanding at March 31, 2000 in the principal amount of $1,850,000 have a maturity of March 31,2003. The notes are convertible until August 2000 at the option of the noteholder into common stock of XyEnterprise at a price of $2.85 per share. The Series A Preferred Stock was converted to Common Stock of XyEnterprise on a one-for-one basis, as part of the private placement completed by XyEnterprise in February 2000.


10. Income Taxes


     For fiscal years 2000, 1999, and 1998 the Company was not required to provide for income taxes due to operating losses and utilization of net operating loss carryforwards. The Company was not required to make alternative minimum tax payments in fiscal 2000, 1999, 1998.

     The Company provides deferred income taxes for net operating loss and tax credit carryforwards and for temporary differences between assets and liabilities recognized for financial reporting purposes and their respective bases for income tax purposes. The income tax effects of these temporary differences at March 31, 2000 and 1999 are as follows:

                                                             MARCH 31, 2000     MARCH 31, 1999
    Deferred tax assets:
     Net operating loss carryforwards ....................   $22,705,000        $20,356,000
     Tax credit carryforwards ............................     1,315,000          1,374,000
                                                             ___________        ___________
                                                              24,020,000         21,730,000
    Deferred tax liability:
     Investment in subsidiary principally attributable to
      gain on capital transactions of subsidiary .........    (1,932,000)
    Valuation allowance ..................................   (22,088,000)       (21,730,000)
                                                             ___________        ___________
    Net deferred tax asset                                   $         -        $         -
                                                             ===========        ===========

     The Company has recorded a full valuation allowance against the excess of its deferred tax assets over its deferred tax liability to reflect uncertainties as to the realization of these deferred tax assets.

     As a result of XyEnterprise's issuance of additional common stock to unrelated third parties during the fiscal year ended March 31, 2000, as discussed in Note 1m, it can no longer be included in a consolidated federal income tax return with Azul commencing with the date of the stock issuance. This "de-consolidation" requires that $4,814,000 of the consolidated net operating losses be apportioned to XyEnterprise to be available for utilization only by XyEnterprise on its separate income tax returns in future periods. Such net operating losses expire at various dates from fiscal 2019 through 2020.

     As of March 31, 2000 Azul has $54,936,000 of net operating loss carryforwards expiring at various dates from fiscal 2005 through 2020, investment tax credits of $21,000 expiring at various dates from fiscal 2001 to fiscal 2002 and research and development credits of $1,294,000 expiring at various dates from fiscal 2001 to fiscal 2009. These net operating losses and credits will be available for utilization only by Azul on its separate income tax returns in future periods and not against future income of XyEnterprise.

     Under Federal tax law, certain changes in ownership or classification of debt of Azul or XyEnterprise, which may not be within either company's control, may restrict future utilization of these carryforwards.

                      AZUL HOLDINGS INC. AND SUBSIDIARIES

11. Stock Option Plans


     The Company's 1982 Stock Option Plan expired on May 5, 1992. No options were granted under the 1982 Stock Option Plan after March 31, 1992. Under the 1982 Stock Option Plan, incentive stock options were granted at a price greater than or equal to fair market value at the date of grant. Currently, all options outstanding are vested. Options expire ten years subsequent to award. There were options to purchase 10,903 shares of common stock outstanding under the 1982 Stock Option Plan at March 31, 2000.


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


     At the 1994 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company's 1992 Stock Option Plan increasing the authorized number of options that may be granted from 200,000 to 400,000. Options issued under the 1992 Stock Option Plan remain under the terms of such plan. There were options to purchase 265,891 shares of Common Stock outstanding under the 1992 Stock Option Plan at March 31, 2000. During fiscal 1998, the Board adopted the 1997 Stock Incentive Plan for which 400,000 shares of common stock are reserved. No options had been granted under the 1997 Stock Incentive Plan at March 31, 2000.


     The following sets forth certain information relating to the 1982 Stock Option Plan and the 1992 Stock Option Plan for the years ended March 31, 1998, 1999 and 2000:

                                                                      WEIGHTED-AVERAGE
                                                        SHARES         EXERCISE PRICE
                                                         _____       ____________________
    Options outstanding at March 31, 1997 .........      432,561     $ 2.60
       Granted ....................................       10,800      2.30
       Canceled ...................................      (90,581)     2.45
       Exercised ..................................            -         -
                                                         _______
    Options outstanding at March 31, 1998 .........      352,780     $ 2.60
       Granted ....................................       81,600       .82
       Canceled ...................................     (107,629)     2.70
       Exercised                                               -         -
                                                        ________
    Options outstanding at March 31, 1999 .........      326,751     $ 2.10
       Granted ....................................       29,000      1.80
       Canceled ...................................      (23,735)     2.75
       Exercised ..................................      (40,723)     1.93
                                                        ________
    Options outstanding at March 31, 2000 .........      291,293     $ 2.01
                                                        ========

   Under the 1982 Stock Option Plan and the 1992 Stock Option Plan, options were exercisable for 135,008, 140,072, and 168,469 shares of Common Stock at March 31, 1998, 1999 and 2000, respectively. At March 31, 1998, 1999, and 2000, options for the purchase of 473,477, 493,992, and 504,902 shares of Common Stock, respectively, were available for future grants under the 1992 Stock Option Plan and the 1997 Stock Incentive Plan.

                      AZUL HOLDINGS INC. AND SUBSIDIARIES

  OPTIONS OUTSTANDING                                                                    OPTIONS EXERCISABLE
_____________________________________________________________________________   _____________________________________
                                      WEIGHTED-AVERAGE       WEIGHTED-                            WEIGHTED-
     RANGE OF           NUMBER            REMAINING            AVERAGE            NUMBER            AVERAGE
  EXERCISE PRICES      OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE       EXERCISABLE     EXERCISE PRICE
___________________    ______         ____________________ __________________   _______         __________________
  $0.75 to $1.45          109,699     7.73                 $  .90                    28,249     $ 1.15
    1.50 to 2.45           30,257     2.33                  1.65                     30,257      1.65
    2.50 to 3.45          134,715     6.53                  2.50                     97,265      2.50
    3.50 to 4.45            1,500     1.46                  4.05                      1,500      4.05
    4.50 to 5.45           15,122     5.38                  4.75                     11,198      4.75
                       __________                                               ___________
  $0.75 to $5.45          291,293     6.37                 $ 2.01                   168,469     $ 2.30
                       ==========                                               ===========

   On October 21, 1992, the 1992 Director Stock Option Plan was approved by stockholders of the Company. Under this Plan, options to purchase up to a total of 30,000 shares of Common Stock may be granted to outside directors of the Company. Each outside director who is initially elected to the Board of Directors is granted an option for 4,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on the date of grant. In general, an optionholder may exercise his option, to the extent vested, only while he is a director of the Company and for up to three months thereafter. In connection with the adoption of the 1992 Director Stock Option Plan, the Company terminated the 1989 Director Stock Option Plan. Under the 1992 Director Stock Option Plan, options to purchase an aggregate of 12,000 shares of Common Stock were outstanding at March 31, 2000, 1999 and 1998, respectively. At March 31, 2000, 1999 and 1998, options for the purchase of 12,000, 12,000 and 11,200 shares of Common Stock, respectively, were exercisable. At March 31, 2000, 1999 and 1998, there were 18,000 options for the purchase of shares of Common Stock available for future grant under the Plan.


   The Company has adopted the disclosure provisions of SFAS 123 "Accounting for Stock-Based Compensation" and has applied APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. The fair value of each option granted during fiscal 2000, 1999 and 1998 is estimated on the date of the grant using the Black-Scholes pricing model with the following assumptions:

                                                              FISCAL       FISCAL        FISCAL
                                                                 2000          1999         1998
                                                               ______       _______       ______
      Dividend yield .....................................          0             0            0
      Expected volatility ................................         80%       100.0  %       80.0%
      Risk-free interest rate ............................        6.0%         5.3  %        6.5%
      Expected life (years) ..............................       10.0         8.0           10.0
      Weighted-average fair value of options granted at or
      above fair value during:
      Fiscal 2000 ........................................                  $   .93
      Fiscal 1999 ........................................                  $   .58
      Fiscal 1998 ........................................                  $  1.21

                      AZUL HOLDINGS INC. AND SUBSIDIARIES

    Had compensation cost for fiscal 2000, 1999, and 1998 been determined consistent with SFAS No. 123, the Company's net profit (loss) allocable to common stockholders and net loss per share would approximate the pro forma amounts below:

                           NET INCOME (LOSS)        BASIC/DILUTED
                          ALLOCABLE TO COMMON     NET INCOME (LOSS)
                             STOCKHOLDERS             PER SHARE
                          ___________             ____________________
  As reported:
  Fiscal 2000 .........   $   700,744             .24/.07
  Fiscal 1999 .........   $(8,800,951)            (  3.08)
  Fiscal 1998 .........   $(8,007,330)            (  2.81)

  Pro Forma:
  Fiscal 2000 .........   $   585,708             .20/.06
  Fiscal 1999 .........   $(9,002,168)            (  3.15)
  Fiscal 1998 .........   $(8,147,356)            (  2.82)

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards made prior to fiscal 1996. Additional awards in future years are anticipated.


12. Profit-Sharing and Savings Plans


   a. Employee Stock Ownership Plan


   In fiscal 1990, the Company created the Azul Holdings Inc. Employee Stock Ownership Plan and Trust (the "Trust") and entered into a Term Loan Agreement with the Trust whereby the Trust borrowed $1,800,000 from the Company and paid the proceeds to the Company to purchase 80,000 shares of the Company's Common Stock at $22.50 per share. The loan was fully repaid during fiscal 1997. Currently no new participants are being admitted to the Plan. No payment was required and the Company incurred no charges to operations for contributions to the Trust in fiscal 2000, 1999 and 1998.


13. Commitments and Contingencies


   a. Leases


     Azul maintains a lease for its offices on a month to month basis.


   At March 31, 2000, XyEnterprise was committed under several operating leases, principally for building and office space. Certain leases require the payment of expenses under escalation clauses. The major facilities lease is for a four-year term, ending January 31, 2002.


     Future minimum lease payments under all noncancelable leases as of March 31, 2000 were as follows:

  FISCAL YEAR
______________________
  2001 ...............       721,998
  2002 ...............       718,847
  2003 ...............       106,558
  2004 ...............       106,558
  Thereafter .........        44,422
                            ________
    Total                 $1,698,383
                          ==========

                      AZUL HOLDINGS INC. AND SUBSIDIARIES

   Rental expense under all operating leases was approximately $582,000, $743,000 and $767,000 in fiscal 2000, 1999 and 1998, respectively.
   XyEnterprise received approximately $98,000 in fiscal 2000 under a sublease agreement expiring in January 2001, with the acquirer of the Contex division. The receipts have been recorded as an offset to operating rents.


   b. Contingencies


   The Company is not a party to any material legal proceedings. The Company has been party to several legal proceedings and claims in the past. Although there can be no assurances that new proceedings and claims will not be asserted, the Company's management has no knowledge of actions that would give rise to a claim.


14. Industry Segments and Operations by Geographic Areas

     Sales to unrelated customers by geographic region for fiscal 2000, 1999 and 1998 were as follows:

                              FISCAL 2000     FISCAL 1999      FISCAL 1998
                              _____________   ______________   ______________
   North America ..........   $7,980,680      $ 8,029,850      $12,439,198
   Western Europe .........    1,127,000        1,861,347        3,320,069
   Asia/PacRim ............      301,187          664,000          741,550
                              __________      ___________      ___________
    Total .................   $9,408,867      $10,555,197      $16,500,817
                              ==========      ===========      ===========

  The Company operates predominantly in one industry segment, that being the development and marketing of content management and publishing software. One single customer accounted for approximately 18% of revenues in fiscal 2000; no single customer accounted for more than 10% of revenues in fiscal 1999 or 1998.

                      AZUL HOLDINGS INC. AND SUBSIDIARIES

15. Earnings Per Share

    The following table reconciles the numerator and the denominators of the basic and diluted earnings per share (EPS) computations as shown on the Consolidated Statements of Operations included in this report on Form 10-K.

                                                         FISCAL 2000        FISCAL 1999        FISCAL 1998
                                                         _______________   ________________   ________________
   NUMERATOR:
   Income (loss) before extraordinary item ...........   $ 441,374         $(8,706,831)       $(7,913,210)
   Less accrued preferred stock dividends ............      94,120              94,120             94,120
                                                         __________        ___________        ___________
   Income (loss) available to common stockholders
    before extraordinary item (numerator for basic
    earnings (loss) per share) .......................     347,254          (8,800,951)        (8,007,330)
    Effect of dilutive securities:
    Accrued preferred stock dividends ................      94,120
    Interest on notes payable to stockholder .........     300,000
                                                         __________
    Numerator for diluted earnings (loss) per share
     available to common stockholders after
     assumed conversions .............................     741,374          (8,800,951)        (8,007,330)
   Extraordinary item ................................     353,490
                                                         __________
   Net income (loss) available to common
    stockholders after assumed conversions ...........   $1,094,864        $(8,800,951)       $(8,007,330)
                                                         ==========        ===========        ===========
   DENOMINATOR:
   Weighted average shares (demoninator for basic
    earnings (loss) per share) .......................   2,857,247           2,854,283          2,853,881
                                                         __________        ___________        ___________
   Effect of dilutive securities:
    Employee stock options ...........................     168,469
    Convertible preferred stock ......................   1,842,963
    Convertible note payable to stockholder ..........   5,300,000
                                                         __________
    Dilutive potential common shares .................   7,311,432                   -                  -
                                                         __________        ___________        ___________
    Denominator for diluted earnings (loss) per
     share-adjusted weighted average shares after
     assumed conversions .............................   10,168,679          2,854,283          2,853,881
                                                         ==========        ===========        ===========
   BASIC EARNINGS PER SHARE:
   Income (loss) before extraordinary item ...........   $    0.12         $     (3.08)       $     (2.81)
   Extraordinary item ................................        0.12                   -                  -
                                                         __________        ___________        ___________
   Net income (loss) .................................   $    0.24         $     (3.08)       $     (2.81)
                                                         ==========        ===========        ===========
   DILUTED EARNINGS PER SHARE:
   Income (loss) before extraordinary item ...........   $    0.07         $     (3.08)       $     (2.81)
   Extraordinary item ................................        0.03                   -                  -
                                                         __________        ___________        ___________
   Net income (loss) .................................   $    0.10         $     (3.08)       $     (2.81)
                                                         ==========        ===========        ===========

  At March 31, 2000, the following dilutive common stock equivalents were included in the diluted EPS calculation as a result of the net loss for the period (i) options to purchase 271,794 shares of common stock, (ii) 232,407 shares of Series B Preferred Stock, and (iii) 175,000 shares of Series C Preferred Stock, and, (iv) 99,478 common equivalents as a result of certain debt to equity transactions.

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

                      AZUL HOLDINGS INC. AND SUBSIDIARIES

16. Related Party Transactions


   The Company was indebted to Tudor Trust at March 31, 2000 in the aggregate principal amount of $12,357,000, and XyEnterprise was also indebted to Tudor Trust in the principal amount of $1,850,000. Jeffrey L. Neuman, President and Chairman of the Board of Directors of the Company, Chairman of the Board of Directors of XyEnterprise, and Chairman of the Board of Directors of Antiqnet.com,Inc., is the sole trustee and beneficiary of Tudor Trust. Mr. Neuman holds the foregoing positions in those companies without compensation. Through shares of common stock of the Company owned by Tudor Trust and shares which Tudor Trust has the right to acquire by the conversion of debt, Tudor Trust controls the Company. Tudor Trust also directly holds a minority stock interest in XyEnterprise and has the right to increase that interest through the conversion of indebtedness. The transactions between the Company and XyEnterprise with Tudor Trust have been unanimously approved by the independent members of the Board of Directors of each company.


17. Subsequent Events


   Subsequent to March 31, 2000, Tudor Trust and the Company executed an amendment to their loan agreement increasing the aggregate amount of the loan to $12,500,000, exclusive of the separate $5,000,000 loan facility described below, and changed the maturity date to March 31, 2001. Tudor Trust and the Company also agreed that the interest payable of $1,871,000 for the period from July 1, 1998 through March 31, 2000 would be paid by the issuance to Tudor Trust of 1,122,890 shares of the common stock of the Company and agreed that interest for subsequent periods would, at the option of Tudor Trust, be paid in cash or in shares of the common stock of the Company valued for such purposes based upon their public trading market price at the end of each quarterly interest payment period. The Company will record a charge to earnings in the first quarter of fiscal 2001 of approximately $2,000,000 as a result of the settlement of this interest obligation by the issuance of common stock.


   Also, subsequent to March 31, 2000, Tudor Trust agreed to provide a $5,000,000 loan facility for the Company to be utilized for the making of loans to or investments in other entities. The loan bears interest at 8% per annum, is due March 31, 2001, and is secured by a pledge of all of the assets of the Company on the same basis as the prior indebtedness of the Company to Tudor Trust as described in Note 6. The additional loan is convertible into the common stock of the Company at the option of Tudor Trust at a price of $3.25 per share. The Company has utilized such loan facility to make a loan commitment to Antiqnet.com, Inc. of up to $2,000,000. The loan bears interest at 10% per annum, is secured by a first lien on all of the assets of Antiqnet.com, Inc. and is convertible at the option of the Company into the common stock of Antiqnet.com, Inc. Antiqnet.com, Inc. is the owner of a traditional fine arts auction house, and operates an online network of dealers to provide inventories for the sale of antiques and other collectibles. Antiqnet.com, Inc. is principally owned by Tudor Trust.


   Separately, XyEnterprise has entered into an agreement whereby it has committed to loan HyperVision, Ltd. up to $500,000 to be used for the completion of the development of WorX. WorX is a proprietary software product used to create XML versions from Microsoft Word files. XyEnterprise will be the exclusive reseller of WorX for a period of time. The loan is convertible into HyperVision equity, and XyEnterprise has an option to increase that equity investment.

                      AZUL HOLDINGS INC. AND SUBSIDIARIES

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


     During fiscal year 2000 the Company changed accountants from PricewaterhouseCoopers LLP to Richard A. Eisner & Company, LLP. There were no disagreements with the accountants on any accounting and financial disclosure matters.

                                   PART III


ITEM 10. Directors and Executive Officers of the Registrant


     Information required by this item (i) will be included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), which information is incorporated herein by reference, and (ii) is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant," which information is incorporated herein by reference.


ITEM 11. Executive Compensation


     Information required by this item will be included under the headings "Director Compensation" and "Executive Compensation" in the 2000 Proxy Statement, which information is incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management


     Information required by this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which information is incorporated herein by reference.


ITEM 13. Certain Relationships and Related Transactions


     Information required by this item will be included under the heading "Certain Transactions" in the 2000 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


   a. (1) Financial Statements


     The following financial statements of Azul Holdings Inc. are included in
Part II, Item 8.



                                                                 PAGE(S) IN
                                                                  FORM 10-K
                                                                 ___________
   Report of Independent Accountants ...........................    17
   Independent Auditors 'Report ................................    18
   Consolidated Balance Sheets-March 31, 2000 and 1999 .........    19
   Consolidated Statements of Operations
    for the years ended March 31, 2000, 1999 and 1998 ..........    20
   Consolidated Statements of Changes in Stockholders' Deficit
    for the years ended March 31, 2000, 1999 and 1998 ..........    21
   Consolidated Statements of Cash Flows
    for the years ended March 31, 2000, 1999 and 1998 ..........    22
   Notes to Consolidated Financial Statements .................. 23-36

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


   b. Reports on Forms 8-K


     No reports on Form 8-K were filed the last quarter of fiscal 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               AZUL HOLDINGS INC.
Date: July 14, 2000
                                       /s/ JEFFREY L. NEUMAN
                               ------------------------------------------------

                                        JEFFREY L. NEUMAN

                      President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.



Signature                          Title                                        Date
________________________________   __________________________________________   _______________
/s/ JEFFREY L. NEUMAN              Chairman of the Board of Directors
------------------------------
                                   President
  JEFFREY L. NEUMAN
                                   Vice President, Chief Financial Officer,      July 14, 2000
/s/ EDWARD S. WITTMAN              Treasurer and Secretary (Principal
------------------------------
                                   Financial and Accounting Officer)
  EDWARD S. WITTMAN
/s/ Lance Laifer                   Director
------------------------------
  LANCE LAIFER
/s/ DEBORAH SEIDEL                 Director
------------------------------
  DEBORAH SEIDEL

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

EXHIBIT NO.
_______________________________________________________________________________________________________
                   DESCRIPTION
                   ____
      3.7          Certificate of Designations of the Preferred Stock of the Registrant to be
                   Designated Series C Preferred Stock is incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                   December 31, 1998
      3.8          Certificate of Amendment of Amended and Restated Certificate of Incorporation
                   of the Registrant
      3.9          Amended and Restated By-laws of the Registrant, as amended, are incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1990
      3.10         Certificate of Ownership and Merger merging Xyvision Design Systems into
                   Xyvision, Inc. and changing the name of Xyvision, Inc. to Azul Holdings Inc. is incorporated by reference to the Registrant's Quarterly Report on Form 10Q for
                   the quarter ended September 30, 1999.
      4.1          Indenture dated as of May 5, 1987 between the Company and Bankers Trust
                   Company, as Trustee, regarding the Company's $25,000,000 principal amount of
                   6% Convertible Subordinated Debentures Due 2002 is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended
                   March 31, 1987
    *10.1          1992 Stock Option Plan of the Registrant is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1992
    *10.2          1997 Stock Incentive Plan of the Registrant is incorporated herein by reference to Annex A to the Registrant's Preliminary Schedule 14A filed August 4, 1997
    *10.3          1992 Director Stock Option Plan is incorporated herein by reference to the
                   Registrant's Registration Statement on Form S-8 (File No. 33-54018)
    *10.4          Employee Severance Benefit Plan is incorporated herein by reference to the
                   Registrant's Annual Report on Form 10-K for the year ended March 31, 1990
    *10.5          Employee Stock Ownership Plan and Trust is incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31,
                   1990
    *10.6          Xyvision Enterprise Solutions, Inc. 1998 Stock Incentive Plan is incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for
                   the quarter ended December 31, 1998

 EXHIBIT NO.
_____________________________________________________________________________________________________
               DESCRIPTION
               ____
   10.7        Second Amended and Restated Advance Facility Loan Agreement, dated as of
               July 1, 1998, by and between the Registrant and Tudor Trust is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended September 30, 1998
   10.8        Letter Agreement and Promissory Note, dated as of November 30, 1998, by and between the Registrant and Jeffrey L. Neuman, as trustee of the Tudor Trust
               u/d/t December 12, 1997 is incorporated by reference to Exhibit 10.8 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31,
               1998
   10.9        First Amendment to Second Amended and Restated Secured Advance Facility
               Loan Agreement, dated as of December 31, 1998, by and between the
               Registrant and Jeffrey L. Neuman, as trustee of the Tudor Trust u/d/t December
               12, 1997 is incorporated by reference to Exhibit 10.2 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended December 31, 1998
   10.10       Secured Advance Facility Loan Agreement, dated as of December 31, 1998, by and between Xyvision Enterprise Solutions, Inc. and Jeffrey L. Neuman, as
               trustee of the Tudor Trust u/d/t December 12, 1997 is incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998
   10.11       Letter Agreement, dated December 31, 1998, by and between the Registrant and Jeffrey L. Neuman, as trustee of the Tudor Trust u/d/t December 12, 1997 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended December 31, 1998
   10.12       Series A Convertible Preferred Stock Purchase Agreement, dated as of
               December 31, 1998, by and between Xyvision Enterprise Solutions, Inc. and
               Tudor Trust is incorporated by reference to Exhibit 10.3 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended December 31, 1998
   10.13       Services Agreement, dated as of December 31, 1998, by and between the
               Registrant and Xyvision Enterprise Solutions, Inc. is incorporated by reference to
               Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998

 EXHIBIT NO.
____________________________________________________________________________________________________
                DESCRIPTION
                ____
   10.14        Letter Agreement, dated as of December 31, 1998, by and between Xyvision
                Enterprise Solutions, Inc. and Jeffrey L. Neuman, as trustee of the Tudor Trust
                u/d/t December 12, 1997 is incorporated by reference to Exhibit 10.7 to the
                Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31,
                1998
   10.15        Form of Exchange Agreement for 15% Promissory Notes is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994
   10.16        Form of Exchange Agreement for 4% Promissory Notes is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996
   10.17        Form of Exchange Agreement for 6% Convertible Subordinated Debentures due
                2002 is incorporated herein by reference to the Registrant's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1996
   10.18        Sublease Agreement, dated as of September 18, 1997, by and between the
                Company and TASC, Inc. is incorporated herein by reference to the Registrant's
                Quarterly Report on Form 10-Q for the quarter ended December 31, 1997
     21         List of Subsidiaries
     27         Financial Data Schedule

-------------------------------
* Management contract or compensatory plan or arrangement filed in response to
   Item 14(a)(3) of the instructions to Form 10-K