Form 10-Q
period 2000-06-30
AZUL HOLDINGS INC
filed 2000-08-14
CIK 721080

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

                 For the quarterly period ended June 30, 2000
                                      OR
  |q? TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
         For the transition period from ------------  to ------------


                        COMMISSION FILE NUMBER 000-14747


                               AZUL HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                               04-2751102
(State or other jurisdiction)                  (I.R.S. Employer Identification
                                    Number)


        4450 Arapahoe Avenue, Suite 100, Boulder, CO              80303
      (Address of principal executive offices)                 (Zip Code)



       Registrant's telephone number including area code (303) 448-8833





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




                 [x]      Yes ----------  No ----------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of
August 10, 2000.



       Common Stock, $.03 par value                            3,881,213
(Title of each class)                                 (number of shares)



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   Form 10-Q

                               Table of Contents




                                                                          Page


Part I. Financial Information


   Consolidated Balance Sheets
      at June 30, 2000 and March 31, 2000.................................. 2


   Consolidated Statements of Operations
      for the three months ended June 30, 2000 and 1999.................... 3


   Consolidated Statements of Cash Flows
      for the three months ended June 30, 2000 and 1999.................... 4


     Notes to Consolidated Financial Statements............................ 5


   Management's Discussion and Analysis of Financial
      Condition and Results of Operations.................................. 7


     Quantitative and Qualitative Disclosures About Market Risk............ 8



Part II. Other Information............................................... 9


This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward- looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including risks related to the Company's credit line availability and debt restructuring efforts, among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

ITEM 1.
                      AZUL HOLDINGS INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                   (In thousands, except per share amounts)

                                                                                        (Unaudited)
                                                                                          June 30,        March 31,
                                                                                            2000             2000
                                                                                        ----------        -------
                                       ASSETS                                                    (In thousands)
Current assets:
  Cash and cash equivalents .........................................................   $    5,163        $ 6,890
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $247 at June 30, 2000 and
     $224 at March 31, 2000 .........................................................        1,725          1,747
  Other current assets ..............................................................          721            360
                                                                                        ----------        -------
      Total current assets ..........................................................        7,609          8,997
  Property and equipment, net .......................................................          565            548
  Other assets, net, principally software development costs .........................          270            326
                                                                                        ----------        -------
        Total assets ................................................................   $    8,444        $ 9,871
                                                                                        ==========        =======
                           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable to a stockholder ....................................................   $   12,357        $12,357
  Current portion of long-term debt .................................................        1,878          1,872
  Accounts payable and accrued expenses .............................................        2,338          3,592
  Other current liabilities .........................................................        3,054          2,937
                                                                                        ----------        -------
      Total current liabilities .....................................................       19,627         20,758
                                                                                        ----------        -------
Notes payable to stockholder-long term ..............................................        1,850          1,850
                                                                                        ----------        -------
Total liabilities ...................................................................       21,477         22,608
                                                                                        ----------        -------
Minority interest in subsidiary .....................................................        1,495          2,072
                                                                                        ----------        -------
Commitments and contingencies .......................................................            -              -
Stockholders' deficit:
  Capital stock:
   Series preferred stock, $1.00 par value; 1,700 shares authorized; no shares
     issued .........................................................................            -              -
   Series B convertible preferred stock, $1.00 par value; 300 shares authorized;
     232 issued and outstanding at June 30, 2000 and
     March 31, 2000 (aggregate liquidation preference of $3,327) ....................          232            232
   Series C convertible preferred stock, $.01 par value; 1,000 shares authorized;
     175 shares issued and outstanding at June 30, 2000 and March 31, 2000 ..........        1,750          1,750
   Common stock, $.03 par value; 25,000 shares authorized; 3,997 and 2,991 shares issued and outstanding at June 30, 2000 and March 31, 2000,
     respectively, including treasury stock .........................................          120             90
  Additional paid-in capital ........................................................       55,665         51,347
  Accumulated deficit ...............................................................      (71,126)       (67,059)
                                                                                        ----------        -------
                                                                                           (13,359)       (13,640)
  Less:
   Treasury stock, at cost; 95 shares at June 30, 2000 and March 31, 2000 ...........        1,169          1,169
                                                                                        ----------        -------
   Total stockholders' deficit ......................................................      (14,528)       (14,809)
                                                                                        ----------        -------
   Total liabilities and stockholders' deficit ......................................   $    8,444        $ 9,871
                                                                                        ==========        =======

The accompanying notes are an integral part of the consolidated financial statements.

                      AZUL HOLDINGS INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                                                       Three Months Ended June
                                                                                 30,
                                                                      -------------------------
                                                                          2000          1999
                                                                      -----------   -----------
                                                                              (Unaudited)
Revenues:
  Systems .........................................................    $    409      $    763
  Service .........................................................       1,684         1,861
                                                                      ---------      --------
     Total revenues ...............................................       2,093         2,624
                                                                      ---------      --------
Cost of sales:
  Systems .........................................................         182           317
  Service .........................................................         998         1,121
                                                                      ---------      --------
     Total cost of sales ..........................................       1,180         1,438
                                                                      ---------      --------
Gross margin ......................................................         913         1,186
                                                                      ---------      --------
Expenses:
  Research and development ........................................         840           782
  Marketing, general and administrative ...........................       1,505         1,465
                                                                      ---------      --------
     Total operating expenses .....................................       2,345         2,247
                                                                      ---------      --------
Loss from operations ..............................................      (1,432)       (1,061)
Minority interest share of loss ...................................         578           802
                                                                      ---------      --------
Loss from operations after minority interest ......................        (854)         (259)
                                                                      ---------      --------
Other income (expense), net:
  Interest income .................................................          60             4
  Interest expense-third party ....................................         (31)          (60)
  Interest expense-stockholder ....................................        (425)         (373)
                                                                      ---------      --------
     Total other expense, net .....................................        (396)         (429)
                                                                      ---------      --------
Loss before extraordinary item ....................................      (1,250)         (688)
Extraordinary gain on extinguishments of debt .....................           -           353
Extraordinary loss on settlement of accrued interest by issuance of
 common stock .....................................................      (2,793)            -
                                                                      ---------      --------
Net loss ..........................................................      (4,043)         (335)
Accrued preferred stock dividends .................................          24            24
                                                                      ---------      --------
Net loss allocable to common stockholders .........................    $ (4,067)     $   (359)
                                                                      =========      ========
Basic and diluted earnings (loss) per share:
  Before extraordinary item .......................................    $   (.38)     $   (.25)
  Extraordinary item ..............................................       ( .85)          .12
                                                                      ---------      --------
  Net loss per share ..............................................    $  (1.23)     $   (.13)
                                                                      =========      ========
Basic and diluted weighted average common and equivalent shares
 outstanding ......................................................       3,297         2,854
                                                                      =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                      AZUL HOLDINGS INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                                                   Three Months Ended June 30,
                                                                                   ---------------------------
                                                                                        2000           1999
                                                                                   --------------   ----------
                                                                                            (Unaudited)
Operations:
Net loss .......................................................................      $(4,043)       $   (335)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on early extinguishments of debt ..........................................            -            (353)
Depreciation and amortization ..................................................          146             149
Common stock issuance in settlement of accrued interest obligations ............        2,793               -
Settlement of accrued interest by payment of common stock ......................
Minority interest share of loss of subsidiary ..................................         (578)           (802)
Interest expense related to warrants ...........................................          163             170
Provision for losses on accounts receivable ....................................           23               -
Operating assets and liabilities:
  Accounts receivable ..........................................................             (1)          122
  Inventories ..................................................................            -             268
  Other assets .................................................................             (7)         (186)
  Accounts payable and accrued expenses ........................................         (232)           (206)
  Other current liabilities ....................................................          116            (118)
                                                                                   ------------      --------
Net cash used for operations ...................................................       (1,620)         (1,291)
                                                                                   ------------      --------
Investments:
Additions to property and equipment ............................................         (107)           (128)
                                                                                   ------------      --------
Net cash used for investments ..................................................         (107)           (128)
                                                                                   ------------      --------
Financing:
Proceeds from line of credit from a stockholder ................................            -           1,225
Proceeds from sale of XyEnterprise's Series A Preferred Stock ..................            -             750
                                                                                   ------------      --------
Net cash provided from financing ...............................................            -           1,975
                                                                                   ------------      --------
Net decrease in cash and cash equivalents ......................................       (1,727)            556
Cash and cash equivalents at the beginning of the period .......................        6,890             446
                                                                                   ------------      --------
Cash and cash equivalents at the end of the period .............................      $ 5,163        $  1,002
                                                                                   ============      ========
Supplemental Cash Flow Information:
Accrued preferred stock dividends ..............................................      $    24        $     24
Payment of prior periods' accrued interest by issuance of common stock .........        1,040               -
Value assigned to warrants issued ..............................................          392               -
Extinguishment of 4% note payable ..............................................            -             347
Extinguishment of Debenture ....................................................            -              25

The accompanying notes are an integral part of the consolidated financial statements.

                              AZUL HOLDINGS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1. Unaudited Interim Information

In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 2000 and the results of consolidated operations and consolidated cash flows for the quarter ended June 30, 2000 and 1999 of Azul Holdings Inc. ("Azul" or the "Company") and its majority-owned subsidiary, Xyvision Enterprise Solutions, Inc. ("XyEnterprise") and the subsidiaries thereof. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated balance sheet as of March 31, 2000, is excerpted from the Company's audited financial statements for the fiscal year then ended. The Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, should be read in conjunction with these interim financial statements.

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

The results of consolidated operations for the quarter ended June 30, 2000 are not necessarily indicative of the results of consolidated operations that may be expected for the fiscal year ending March 31, 2001.


Note 2. Nature of Business

Azul provides financial and management support to high technology companies. The Company provides financial capital and managerial and advisory consulting to these emerging, early stage and mid- stage companies. To date Azul's principal asset and its sole portfolio company is XyEnterprise, which previously was a wholly-owned subsidiary of Azul and in which Azul now has a 57% ownership. Azul has entered into a loan agreement with Antiqnet.com Inc. ("Antiqnet"), a company in which Tudor Trust ("Tudor Trust") has a 70% ownership and the right to increase that ownership to 75% as a result of the conversion of loans (with the foregoing determined without regard to the conversion of other convertible securities or the exercise of other stock purchase rights). The loan agreement provides for Azul to loan Antiqnet up to $2,000,000 convertible under present circumstances into 9% of Antiqnet, with provisions for possibly subsequently increasing that percent. Tudor Trust is the largest stockholder of Azul. The grantor, sole trustee, and sole current beneficiary of Tudor Trust also serves as Chairman of the Board of Directors and President of Azul.

XyEnterprise develops, manages and supports content management and publishing software products. These products help companies create, manage and distribute large amounts of information and automate the compilation and delivery of this content into paper, electronic and web based formats. XyEnterprise sells its products to a wide variety of customers in a variety of industries. XyEnterprise performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer receivables. XyEnterprise maintains reserves for credit losses and such losses have been within management's expectations.


Note 3. Note Payable to Stockholder

Azul has a line of credit with Tudor Trust. The line of credit, which is payable on March 31, 2001, is collateralized by the Company's stockholdings in XyEnterprise and has been used for working capital and general business purposes. Interest on the line of credit is payable on March 31, 2001 in cash; however, Tudor Trust has the option to receive interest on a quarterly basis, payable in shares of common stock of the Company based on the fair market value as determined at the end of each quarter. Since the line of credit's inception on June 30, 1992, there have been numerous amendments to the line of credit, with each amendment increasing the maximum loan amount thereunder and providing other terms and provisions.

                              AZUL HOLDINGS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited) (Continued)

Note 4. Earnings Per Share

Earnings Per Share (in thousands, except per share data)

                                                                           Three Months Ended
                                                                        ------------------------
                                                                          June 30,      June 30,
                                                                            2000          1999
                                                                        ------------   ---------
                                                                                (Unaudited)
Basic and diluted EPS Computation:
  Loss before extraordinary item ....................................       (1,250)       (688)
  Extraordinary gain on extinguishments of debt .....................            -         353
  Extraordinary loss on settlement of accrued interest by issuance of
   common stock .....................................................       (2,793)          -
                                                                        ----------        ----
  Net loss ..........................................................       (4,043)       (335)
  Accrued preferred stock dividends .................................           24          24
                                                                        ----------        ----
  Net loss allocable to common stockholders .........................     $ (4,067)     $ (359)
                                                                        ==========      ======
Basic and diluted earnings (loss) per share:
  Before extraordinary item .........................................     $   (.38)     $ (.25)
  Extraordinary item ................................................        ( .85)        .12
                                                                        ----------      ------
  Net loss per share ................................................     $  (1.23)     $ (.13)
                                                                        ==========      ======
  Basic and diluted weighted average common and equivalent shares
   outstanding ......................................................        3,297       2,854
                                                                        ==========      ======

ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations
           For the three month periods ended June 30, 2000 and 1999

Results of Operations

     Revenues for the first quarter of fiscal 2001 were $2,093,000, a decrease of approximately $531,000, or 20%, from the first quarter of fiscal 2000. All revenue in both quarters were generated by Azul's subsidiary, XyEnterprise. One significant customer sale and related services accounted for 21% of the revenues in the first quarter of fiscal 2000. XyEnterprise did not have a comparable large individual transaction in the first quarter of 2001. XyEnterprise also believes that a number of customers are waiting for the availability of major new versions its XPP and Parlance software before deciding to place their orders.

     Gross margins in the first quarter of the current fiscal year decreased slightly to 44% of revenues from 45% in the comparable quarter of fiscal 2000, reflecting the greater contribution as a percent of revenues from service revenues during the current period.

     Research and development expenses in the first quarter of fiscal 2001, net of capitalized software development costs, were $840,000, an increase of $58,000. The increase was primarily due to increased consulting services to complete product releases. No software costs were capitalized during the first quarter of fiscal 2001 or 2000.

     Marketing, general and administrative expenses were up slightly for the first quarter of fiscal 2001. The increase was due primarily to increased general and administrative costs in the company's European subsidiaries.

     Tudor Trust and the Company, on May 24, 2000, agreed that the interest payable of $1,040,000 for the period from January 1, 1999 through March 31, 2000 would be paid by the issuance to Tudor Trust of 984,624 shares of the common stock of the Company and that interest for subsequent periods would, at the option of Tudor Trust, be paid in cash or in shares of the common stock of the Company valued for such purposes based upon their public trading market price at the end of each quarterly interest payment period. The Company also agreed that on or before March 31, 2001 interest for the period July 1, 1998 through December 31, 1998 be convertible into 158,266 shares of common stock of the Company at the request of Tudor. Azul recorded an extraordinary charge to earnings in the first quarter of fiscal 2001 in the amount of approximately $2,793,000 as a result of the settlement of this interest obligation by the agreement for the issuance of common stock.

     The Company accrued dividends of $24,000 on the Azul Series B Preferred Stock in each of the first quarters of fiscal 2001 and 2000, as well as $15,000 on the XyEnterprise Series A Preferred Stock in the first quarter of fiscal 2000.

Liquidity and Capital Resources

     At June 30, 2000, XyEnterprise had cash of $5,163,000. For the first three months of fiscal 2001, XyEnterprise used $1,620,000 of cash primarily to meet operational costs and the growth in staffing principally in the sales and development areas. XyEnterprise invested $107,000 in capital expenditures during the quarter.

     As of June 30, 2000, Azul has a $17,500,000 amended line of credit with Tudor Trust, the largest stockholder of the Company of which $12,357,000 was outstanding at March 31, 2000. Jeffrey L. Neuman, the grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of Azul and XyEnterprise. This credit line, which is payable March 31, 2001, is collateralized by the Company's stock in XyEnterprise, and has been used for working capital and general business purposes. The first $5,000,000 of the principal balance outstanding bears interest at 6% per year and the remaining principal balance bears interest at 8% per year. In addition, Tudor Trust has provided XyEnterprise a line of credit of $1,850,000 with a maturity date to March 31, 2003. The line of credit bears an interest rate of 8%. As of June 30, 2000, Azul Holdings Inc. and its subsidiaries had an outstanding credit line balance of $14,207,000 including the XyEnterprise line of credit balance of $1,850,000. On August 9, 2000 Tudor Trust gave notice of its intent to convert the full balance of the XyEnterprise line of credit into equity under the terms and conditions of the February 2000 private placement agreement.

     The Company anticipates that its cash requirements for fiscal 2001 will be satisfied mainly from its credit lines, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of the Debentures, 15% Notes and 4% Notes, which are currently in default. Please refer to the Company's report on Form 10K for further information.

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

     Internationally, XyEnterprise invoices customers primarily in local currency. XyEnterprise is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. Neither the Company nor XyEnterprise enters into foreign currency hedge transactions. Through June 30, 2000, foreign currency fluctuations have not had a material impact on the financial position or results of operations of the Company.

                          PART II: OTHER INFORMATION


Item 3. Defaults Upon Senior Securities:

      For a description of defaults upon the Debentures, 15% Notes and 4% Notes and arrearage in the payment of dividends on the Azul Series B Preferred, see Note 6 to the Consolidated Financial Statements, which is incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K:

      (a) The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of or are included in this report.

      (b) Azul filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               AZUL HOLDINGS INC.
                                                 ------------------------------

                                  (Registrant)







August 14, 2000
                                                  /s/ Edward S. Wittman
                                                 ------------------------------

                                                 Edward S. Wittman

                                                 Vice President, Chief
                                                 Financial Officer,
                                                 Treasurer and Secretary
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.       Description
---------------   ----------------------------------------------------------------------
10.1              Third Amendment to Second Amended and Restated Advance Facility Loan
                  Agreement, dated as of May 24, 2000 by and between the Registrant and
                  Tudor Trust.
27.1              Financial Data Schedule (Electronic version only)