Form 10-Q/A
period 1999-06-30
AZUL HOLDINGS INC
filed 2000-08-22
CIK 721080

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  FORM 10-Q/A
  |q?[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

                                  Form 10-Q/A

                               Table of Contents

EXPLANATORY NOTE: The purpose of this amendment to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 is to restate the financial statements included therein to reclassify the gain on early extinguishment of debt as an extraordinary item and to record the allocation of a consolidated subsidiary's loss to the minority interests in the subsidiary. These change are consistent with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and have the net result of decreasing the interim period net loss reported herein. See Note 1 of the Notes to Consolidated Financial Statements included herein.



                                                                            Page

Part I. Financial Information


     Consolidated Balance Sheets
      at June 30, 1999 and March 31, 1999.................................  2


     Consolidated Statements of Operations
      for the three months ended June 30, 1999 and 1998...................  3


     Consolidated Statements of Cash Flows
      for the three months ended June 30, 1999 and 1998...................  4


     Notes to Consolidated Financial Statements...........................  5


     Management's Discussion and Analysis of Financial
      Condition and Results of Operations.................................  9


     Quantitative and Qualitative Disclosures About Market Risk........... 12



Part II. Other Information................................................ 13


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

ITEM 1.
                               AZUL HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)
                                                                                      June 30,        March 31,
                                                                                        1999             1999
                                                                                    ----------        -------
                                                                                             (In thousands)
                                      ASSETS
Current assets:
  Cash and cash equivalents .....................................................   $    1,002        $   446
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $403 at June 30, 1999 and
     $443 at March 31, 1999 .....................................................        1,485          1,608
  Inventories ...................................................................          245            513
  Other current assets ..........................................................          483            297
                                                                                    ----------        -------
      Total current assets ......................................................        3,215          2,864
  Property and equipment, net ...................................................          674            639
  Other assets, net, principally software development costs .....................          505            563
                                                                                    ----------        -------
        Total assets ............................................................   $    4,394        $ 4,066
                                                                                    ==========        =======
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note payable to a stockholder, less unamortized discount of $510 at
   June 30, 1999 and $680 at March 31, 1999......................................   $   12,640        $11,245
  Current portion of long-term debt .............................................        1,894          2,206
  Accounts payable and accrued expenses .........................................        2,623          2,829
  Other current liabilities .....................................................        2,379          2,501
                                                                                    ----------        -------
      Total current liabilities .................................................       19,536         18,781
                                                                                    ----------        -------
Minority interest in subsidiary .................................................          948          1,015
Commitments and contingencies ...................................................            -              -
Stockholders' deficit:
  Capital stock:
   Series preferred stock, $1.00 par value; 1,700,000 shares authorized;
     no shares issued ...........................................................            -              -
   Series B convertible preferred stock, $1.00 par value; 300,000 shares authorized; 234,977 issued and outstanding at June 30, 1999 and March 31,
     1999 (aggregate liquidation preference of $3,269 and $3,246, respectively)            235            235
   Series C convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 175,000 shares issued and outstanding at June 30, 1999 and
     March 31, 1999 .............................................................        1,750          1,750
   Common stock, $.03 par value; 25,000,000 shares authorized; 2,949,616
     issued and outstanding at June 30, 1999 and March 31, 1999 .................           88             88
  Additional paid-in capital ....................................................       51,124         51,124
  Accumulated deficit ...........................................................      (68,119)       (67,759)
                                                                                    ----------        -------
                                                                                       (14,922)       (14,562)
  Less:
   Treasury stock, at cost; 95,333 shares at June 30, 1999 and
     March 31, 1999 .............................................................        1,168          1,168
                                                                                    ----------        -------
   Total stockholders' deficit ..................................................      (16,090)       (15,730)
                                                                                    ----------        -------
        Total liabilities and stockholders' deficit .............................   $    4,394        $ 4,066
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

                              AZUL HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                           Three Months Ended
                                                                     -------------------------------
                                                                      June 30,        June 30,
                                                                            1999         1998
                                                                     -----------      -------
                                                                               (Unaudited)
                                                                     (Restated)
      Revenues:
        Systems ..................................................   $     763        $   984
        Service ..................................................       1,861          1,687
                                                                     -----------      -------
           Total revenues ........................................       2,624          2,671
                                                                     -----------      -------
      Cost of sales:
        Systems ..................................................         317            219
        Service ..................................................       1,121          1,277
                                                                     -----------      -------
           Total cost of sales ...................................       1,438          1,496
                                                                     -----------      -------
      Gross margin ...............................................       1,186          1,175
                                                                     -----------      -------
      Expenses:
        Research and development .................................         782            941
        Marketing, general and administrative ....................       1,465          1,922
                                                                     -----------      -------
           Total operating expenses ..............................       2,247          2,863
                                                                     -----------      -------
      Loss from operations .......................................      (1,061)        (1,688)
      Minority interest share of loss ............................         802              -
                                                                     -----------      -------
      Loss from operations after minority interest share .........        (259)        (1,688)
                                                                     -----------      -------
      Other expense, net:
        Interest income ..........................................           4              4
        Interest expense - third party ...........................         (60)           (31)
        Interest expense - stockholder ...........................        (373)          (248)
                                                                     -----------      -------
      Total other expense, net ...................................        (429)          (275)
                                                                     -----------      -------
      Loss before extraordinary item .............................        (688)        (1,963)
      Extraordinary item:
       Gain on early extinguishment of debt ......................         353              -
                                                                     -----------      -------
      Net loss ...................................................        (335)        (1,963)
      Accrued Preferred Stock dividends ..........................          24             24
                                                                     -----------      -------
      Net loss allocable to common stockholders ..................   $    (359)       $(1,987)
                                                                     ===========      =======
      Basic and diluted earnings (loss) per share:
      Before extraordinary item ..................................        (.25)         (0.70)
      Extraordinary item .........................................          .12             -
                                                                     -----------      -------
      Net loss per share .........................................        (.13)         (0.70)
                                                                     ===========      =======
        Weighted average common and common
          equivalent shares outstanding ..........................       2,854          2,854
                                                                     ===========      =======

The accompanying notes are an integral part of the consolidated financial statements.

                              AZUL HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                      Three Months Ended
                                                                                -------------------------------
                                                                                 June 30,       June 30,
                                                                                   1999           1998
                                                                                ---------       -------
                                                                                          (Unaudited)
                                                                                (Restated)
  Operations:
  Net loss .................................................................... $    (335)      $(1,963)
  Adjustments to reconcile net loss to net cash used for operating activities:
  Gain on early extinguishment of debt ........................................      (353)            -
  Depreciation and amortization ...............................................       149           244
  Minority interest share ofloss ofsubsidiary .................................      (802)            -
  Interest expense related to warrants ........................................       170            86
  Provisions for losses on accounts receivable ................................         -           153
  Operating assets and liabilities:
   Accounts receivable ........................................................       122           657
   Inventories ................................................................       268           (13)
   Accounts payable and accrued expenses ......................................      (206)         (564)
   Other current liabilities ..................................................      (118)           38
   Other assets ...............................................................      (186)          110
                                                                                ---------       -------
  Net cash used for operations ................................................    (1,291)       (1,252)
  Investments:
  Additions to property and equipment .........................................      (128)          (33)
  Capitalized software ........................................................         -          (143)
                                                                                ---------       -------
  Net cash used for investments ...............................................      (128)         (176)
  Financing:
  Proceeds from line of credit from a stockholder .............................     1,225         1,300
  Proceeds from sale of Subsidiary's Series A Preferred Stock .................       750             -
                                                                                ---------       -------
  Net cash provided from financing ............................................     1,975         1,300
  Net decrease in cash and cash equivalents ...................................       556          (128)
  Cash and cash equivalents at the beginning of the period ....................       446           357
                                                                                ---------       -------
  Cash and cash equivalents at the end of the period .......................... $   1,002       $   229
                                                                                =========       =======
  Supplemental Information:
   Accrued Preferred Stock dividends ..........................................        24            24
   Extinguishment of 4% note payable ..........................................       347             -
   Extinguishment of Debenture ................................................        25             -

The accompanying notes are an integral part of the consolidated financial statements.

                              AZUL HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


 1. In the opinion of management, the accompanying financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 1999 and the results of its consolidated operations and consolidated cash flows for the quarter ended June 30, 1999 and 1998 of Azul Holdings Inc. ("Parent") and its majority-owned subsidiary Xyvision Enterprise Solutions, Inc. ("Subsidiary") (Parent and Subsidiary are sometimes collectibly referred to as the "Company"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

    The accompanying financial statements have been restated to reclassify the gain on early extinguishment of debt as an extraordinary item and to record the allocation of a subsidiary's loss to the minority interests in the Subsidiary. $346,000 of 4% Notes were repurchased and cancelled during the first quarter of fiscal 2000. The foregoing changes are consistent with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The restatement impacted the consolidated financial statements for the quarter ending June 30, 1999 as follows (in thousands of dollars, except for per share values):

                                                        Previously reported     As restated
                                                        ---------------------   --------------
       Minority interest share of loss ..............        -                   802
       Loss before extraordinary item ...............   (1,490)                 (688)
       Extraordinary item:
        Gain on early extinguishment of debt ........        -                   353
       Net loss .....................................   (1,490)                 (335)
       Net loss allocable to common shareholders.....   (1,514)                 (359)
       Loss per share before extraordinary item .....     (.53)                 (.25)
       Extraordinary item ...........................        -                    .12
       Net loss per share ...........................     (.53)                 (.13)

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

                              AZUL HOLDINGS INC.

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


    On December 31, 1998, as part of the corporate restructuring plan further described in Note 5 to the Consolidated Financial Statements, Tudor Trust converted $1,750,000 of the outstanding indebtedness under the line of credit into 175,000 shares of Parent's Series C Preferred Stock ("Parent Series C Preferred") (which are convertible into 1,750,000 shares of Parent Common Stock). In addition, Parent and Tudor Trust entered into an additional amendment to the line of credit that, among other things (i) provided that an additional $5,000,000 of the outstanding indebtedness became convertible in June 1999, into shares of Parent Series C Preferred at a rate of $10.00 per share at the option of Tudor Trust, (ii) decreased the interest rate on the convertible portion of the line of credit from 8% to 6% per annum, (iii) decreased the maximum loan amount thereunder to $12,227,000, less any amount converted from time to time into shares of Parent Series C Preferred, (iv) Tudor Trust released its liens on the assets of Parent that were transferred to Subsidiary while taking a security interest in the stock of Subsidiary held by Parent, and (v) Tudor Trust also surrendered for cancellation warrants to purchase an aggregate of 4,956,000 shares of Parent Common Stock at various exercise prices.

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

    As of June 30, 1999, a total of $13,150,000 was drawn down on these two lines of credit. As of August 13, 1999, the Company had borrowed $13,070,000 of the $13,977,000 available under the credit lines,


 5. In May 1987, Parent issued $25,000,000 principal aggregate amount of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into Parent Common Stock at a conversion price of $112.50 per share. Interest on the Debentures is payable annually and the Debentures may be called by Parent under certain conditions. During fiscal 1992, Parent began a program to restructure its financial position, specifically, the Debentures, which continues to this date.

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

                              AZUL HOLDINGS INC.

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

    As of March 31, 1998, Parent completed restructuring transactions pursuant to which holders of 15% Notes in an aggregate principal amount of $5,709,000 with accrued interest of $2,353,000 generally exchanged such 15% Notes (including all rights to receive any interest accrued thereon) for a combination of (i) unsecured, unsubordinated promissory notes of Parent bearing interest at 4% per year (the "4% Notes"), (ii) shares of Parent Common Stock and (iii) shares of Parent Series B Preferred. The Parent Series B Preferred accrues a cumulative dividend in the amount of $.40 per share per annum, whether or not declared, and has a liquidation preference of $12.50 per share, plus any dividends declared or accrued but unpaid. As of June 30, 1999, cumulative accrued but unpaid dividends on the Parent Series B Preferred totaled $328,000. As of June 30, 1999, 15% Notes in an aggregate principal amount of $60,000 with accrued interest of $78,000 were overdue. Parent may seek to restructure the remaining 15% Notes, but there can be no assurance that it will do so. No 15% notes have been repurchased by Tudor Trust.

    As a result of Tudor Trust's offer to purchase certain outstanding Debentures, 15% Notes and 4% Notes, $346,500 of 4% Notes were repurchased and cancelled during the first quarter of fiscal 2000. As of June 30, 1999, Parent had completed restructuring transactions pursuant to which the holders of 4% Notes in an aggregate principal amount of $5,321,000 exchanged such 4% Notes for shares of Parent Common Stock plus accrued but unpaid interest. As of June 30, 1999, 4% Notes in an aggregate principal amount of $389,000 with accrued interest of $19,000 were overdue. Tudor Trust has made an offer to certain holders of Debentures, 15% Notes and 4% Notes to purchase such securities at 10% of their face value. Tudor Trust has agreed to reduce Parent's liability with respect to such securities to the purchase price paid by Tudor Trust. Despite the fact that 96% of the original Debentures have been exchanged or sold by the holders for such securities, Parent has been unable to identify most of the remaining original Debentureholders. For this reason, Parent can still give no assurance about the outcome of the effort to restructure the Debentures and does not expect the matters to be resolved in the near future.

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

 7. Earnings Per Share (in thousands, except per share data)

                                                                    Three Months Ended
                                                              -------------------------------
                                                               June 30,        June 30,
                                                                      1999       1998
                                                              ------------     ------
                                                                        (Unaudited)
                                                              (Restated)
        Loss before extraordinary item ....................        (688)       (1,963)
        Extraordinary item:
         Gain on early extinguishments of debt ............         353             -
                                                              ------------     ------
        Net loss ..........................................        (335)       (1,963)
        Accrued Preferred Stock dividends .................          24            24
        Net loss allocable to common stockholders .........        (359)       (1,987)
                                                              ------------     ------

        Basic and diluted EPS computation:
         Before extraordinary item ........................        (.25)         (.70)
         Extraordinary item ...............................          12             -
                                                              ------------     ------
        Net loss per share ................................        (.13)         (.70)
                                                              ============     ======
        Basic and diluted weighted average common and
        equivalent shares outstanding .....................       2,854         2,854
                                                              ============     ======

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

ITEM 2.
                               AZUL HOLDINGS INC.

                           (Formerly Xyvision, Inc.)

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

     The Company recorded a net loss before extraordinary items of $688,000 for the first quarter of fiscal 2000 as compared to a net loss of $1,987,000 for the first quarter of fiscal 1999 or an improvement of nearly $1,300,000. Of this amount, $500,000 in savings was a result of the Company's concerted cost reduction program; and, $800,000 was the result of allocating losses to the minority interests, which minority interest did not exist in the fiscal 1999 period. The Company further recorded a gain of $353,000 as a result of its repurchasing and cancelling $346,000 of 4% Notes and $25,000 of Debentures at a discount of 90% from face value.

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

                               AZUL HOLDINGS INC.
                                                 ------------------------------

                           (Formerly Xyvision, Inc.)

                                  (Registrant)





August 22, 2000
                                                  /s/ Edward S. Wittman
                                                 ------------------------------

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