Form 10-Q/A
period 1999-12-31
AZUL HOLDINGS INC
filed 2000-08-23
CIK 721080

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

                                  Form 10-Q/A

                               Table of Contents

EXPLANATORY NOTE: The purpose of this amendment to the Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 is to restate the financial statements included therein to reclassify the gain on early extinguishment of debt in the nine month period ending December 31, 1999 as an extraordinary item and to record the allocation of a consolidated subsidiary's loss to the minority interests in the subsidiary. These changes are consistent with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 and have the net result of decreasing the interim period net losses reported herein. See Note 1 of the Notes to Consolidated Financial Statements included herein.



                                                                            Page

Part I. Financial Information


     Consolidated Balance Sheets
      at December 31, 1999 and March 31, 1999.............................  2


     Consolidated Statements of Operations
      for the three and nine months ended December 31, 1999 and 1998......  3


     Consolidated Statements of Cash Flows
      for the nine months ended December 31, 1999 and 1998................  4


     Notes to Consolidated Financial Statements...........................  5


     Management's Discussion and Analysis of Financial
      Condition and Results of Operations.................................  9


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

ITEM 1.
                               AZUL HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)
                                                                                 December 31,      March 31,
                                                                                     1999             1999
                                                                                 ----------        -------
                                                                                          (In thousands)
                                    ASSETS
Current assets:
  Cash and cash equivalents ..................................................   $      547        $   446
  Accounts receivable:
   Trade, less allowance for doubtful accounts of $224 at December 31, 1999
     and $443 at March 31, 1999 ..............................................        1,677          1,608
  Inventories ................................................................           11            513
  Other current assets .......................................................          449            297
                                                                                 ----------        -------
      Total current assets ...................................................        2,684          2,864
  Property and equipment, net ................................................          605            639
  Other assets, net, principally software development costs ..................          385            563
                                                                                 ----------        -------
        Total assets .........................................................   $    3,674        $ 4,066
                                                                                 ==========        =======
                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Note payable to a stockholder, less unamortized discount of $170 at
   December 31, 1999 and $680 at March 31, 1999...............................   $   14,637        $11,245
  Current portion of long-term debt ..........................................        1,867          2,206
  Accounts payable and accrued expenses ......................................        3,245          2,829
  Other current liabilities ..................................................        2,421          2,501
                                                                                 ----------        -------
      Total current liabilities ..............................................       22,170         18,781
                                                                                 ----------        -------
Minority interest in subsidiary ..............................................            -          1,015
Commitments and contingencies ................................................            -              -
Stockholders' deficit:
  Capital stock:
   Series preferred stock, $1.00 par value; 1,700,000 shares authorized;
     no shares issued ........................................................            -              -
   Series B convertible preferred stock, $1.00 par value; 300,000 shares authorized; 234,403 issued and outstanding at December 31, 1999 and
     March 31, 1999 (aggregate liquidation preference of $3,316 and $3,246,
     respectively) ...........................................................          235            235
   Series C convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 175,000 shares issued and outstanding at December 31, 1999
     and March 31, 1999 ......................................................        1,750          1,750
   Common stock, $.03 par value; 25,000,000 shares authorized; 2,949,616
     issued and outstanding at December 31, 1999 and March 31, 1999 ..........           88             88
  Additional paid-in capital .................................................       51,124         51,124
  Accumulated deficit ........................................................      (70,525)       (67,759)
                                                                                 ----------        -------
                                                                                    (17,328)       (14,562)
  Less:
   Treasury stock, at cost; 95,333 shares at December 31, 1999 and
     March 31, 1999 ..........................................................        1,168          1,168
                                                                                 ----------        -------
   Total stockholders' deficit ...............................................      (18,496)       (15,730)
                                                                                 ----------        -------
        Total liabilities and stockholders' deficit ..........................   $    3,674        $ 4,066
                                                                                 ==========        =======

The accompanying notes are an integral part of the consolidated financial statements.

                              AZUL HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                Three Months Ended                      NineMonths Ended
                                                                ------------------------------  --------------------------------
                                                                December 31,    December 31,    December 31,    December 31,
                                                                     1999          1998              1999          1998
                                                                ---------       -------         ---------       -------
                                                                (Unaudited)                               (Unaudited)
                                                                (Restated)                      (Restated)
  Revenues:
   Systems ...................................................  $     656       $   963         $   2,041       $ 2,728
   Service ...................................................      1,637         1,783             5,206         5,077
                                                                ---------       -------         ---------       -------
      Total revenues .........................................      2,293         2,746             7,247         7,805
                                                                ---------       -------         ---------       -------
  Cost of sales:
   Systems ...................................................        244           250               747         1,173
   Service ...................................................        973         1,119             3,325         3,722
                                                                ---------       -------         ---------       -------
      Total cost of sales ....................................      1,217         1,369             4,072         4,895
                                                                ---------       -------         ---------       -------
  Gross margin ...............................................      1,076         1,377             3,175         2,910
                                                                ---------       -------         ---------       -------
  Expenses:
   Research and development ..................................        754           801             2,460         2,905
   Marketing, general and administrative .....................      1,362         1,769             4,202         6,178
                                                                ---------       -------         ---------       -------
      Total operating expenses ...............................      2,116         2,570             6,662         9,083
                                                                ---------       -------         ---------       -------
  Loss from operations .......................................     (1,040)       (1,193)           (3,487)       (6,173)
                                                                ---------       -------         ---------       -------
  Minority interest share of loss ............................          -             -             1,750             -
                                                                ---------       -------         ---------       -------
  Loss from operations after minority interest share .........     (1,040)       (1,193)           (1,737)       (6,173)
                                                                ---------       -------         ---------       -------
  Other expenses net:
   Interest income ...........................................          2             3                13             9
   Interest expense - third party ............................       (201)          (30)             (840)          (95)
   Interest expense - stockholder ............................       (250)         (385)             (484)         (999)
                                                                ---------       -------         ---------       -------
  Total other expense, net ...................................       (449)         (412)           (1,311)       (1,085)
                                                                ---------       -------         ---------       -------
  Loss before extraordinary item .............................     (1,489)       (1,605)           (3,048)       (7,258)
  Extraordinary item:
   Gain on early extinguishment of debt ......................          -             -               353             -
                                                                ---------       -------         ---------       -------
  Net loss ...................................................     (1,489)       (1,605)           (2,695)       (7,258)
  Series B Preferred Stock dividends .........................         23            24                71            72
                                                                ---------       -------         ---------       -------
  Net loss allocable to common stockholders ..................  $  (1,512)      $(1,629)        $  (2,766)      $(7,330)
                                                                =========       =======         =========       =======
  Basic and diluted earnings (loss) per share:
   Before extraordinary item .................................  $   (0.53)      $ (0.57)        $   (1.09)      $ (2.57)
                                                                ---------       -------         ---------       -------
   Extraordinary item ........................................          -             -               .12             -
                                                                ---------       -------         ---------       -------
   Net loss per share ........................................  $   (0.53)      $  (.57)        $    (.97)      $ (2.57)
                                                                =========       =======         =========       =======
   Basic and diluted weighted average common and
     common equivalent shares outstanding ....................      2,854         2,854             2,854         2,854
                                                                =========       =======         =========       =======

The accompanying notes are an integral part of the consolidated financial statements.

                              AZUL HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                     Nine Months Ended
                                                                             ----------------------------------
                                                                             December 31,    December 31,
                                                                                 1999            1998
                                                                             ---------       -------
                                                                                        (Unaudited)
                                                                             (Restated)
Operations:
Net loss ................................................................... $  (2,695)      $(7,258)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on early extinguishment of debt .......................................      (353)            -
Depreciation and amortization ..............................................       464         1,414
Minority interest share of loss of subsidiary ..............................    (1,750)            -
Interest expense related to warrants .......................................       510             -
Provisions for losses on accounts receivable ...............................      (110)          397
Loss on sale of assets .....................................................         -           379
Operating assets and liabilities:
  Accounts receivable ......................................................        41         1,702
  Inventories ..............................................................       502           164
  Accounts payable and accrued expenses ....................................       415          (294)
  Other current liabilities ................................................      (150)          (38)
  Other assets .............................................................      (144)           94
                                                                             ---------       -------
Net cash used for operations ...............................................    (3,270)       (3,440)
Investments:
Additions to property and equipment ........................................      (261)         (160)
Capitalized software .......................................................         -          (176)
Proceeds from sale of assets ...............................................         -             3
                                                                             ---------       -------
Net cash used for investments ..............................................      (261)         (333)
Financing:
Proceeds from line of credit from a stockholder ............................     2,962         3,300
Proceeds from sale of subsidiary's preferred stock .........................       750           600
Repayment of line of credit to a stockholder ...............................       (80)            -
                                                                             ---------       -------
Net cash provided from financing ...........................................     3,632         3,900
Net increase in cash and cash equivalents ..................................       101           127
Cash and cash equivalents at the beginning of the period ...................       446           357
                                                                             ---------       -------
Cash and cash equivalents at the end of the period ......................... $     547       $   484
                                                                             =========       =======
Supplemental Information:
 Accrued Preferred Stock dividends .........................................        71            72
 Extinguishment of 4% note payable .........................................       347             -
 Extinguishment of debentures ..............................................        25             -
 Note receivable from stockholder ..........................................         -           400
 Conversion of debt from stockholder .......................................         -         1,750

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

    The accompanying financial statements have been restated to reclassify the gain on early extinguishment of debt in the nine month period ending December 31, 1999 as an extraordinary item and to record the allocation of a Subsidiary's loss during the nine month period ending December 31, 1999 to the minority interests in the Subsidiary. $346,000 of 4% Notes were repurchased and cancelled during the first quarter of fiscal 2000. The foregoing changes are consistent with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The restatement impacted the consolidated financial statements for the quarter and nine month period ending December 31, 1999 as follows (in thousands of dollars, except for per share values):

                                                    Three Months Ended                    Nine Months Ended
                                                    December 31, 1999                     December 31, 1999
                                                    ----------------------------   -------------------------------
                                                     Previously                     Previously
                                                     reported      As restated      reported       As restated
   Minority interest share of loss ..............            -                               -      1,750
   Loss before extraordinary item ...............       (1,489)    (1,489)              (4,798)    (3,048)
   Extraordinary item:
     Gain on early extinguishment of debt .......            -          -                    -        353
   Net loss .....................................       (1,489)    (1,489)              (4,798)    (2,696)
   Net loss allocable to common shareholders.....       (1,513)    (1,513)              (4,869)    (2,766)
   Loss per share before extraordinary item .....         (.53)      (.53)               (1.71)     (1.09)
   Extraordinary item ...........................            -          -                    -         .12
   Net loss per share ...........................         (.53)      (.53)               (1.71)     ( .97)

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

                              AZUL HOLDINGS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

                              AZUL HOLDINGS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

                              AZUL HOLDINGS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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


 7. Earnings Per Share

                                                        Three Months Ended                         Six Months Ended
                                                        -------------------------------   -----------------------------------
                                                        December 31,     December 31,     December 31,     December 31,
                                                             1999          1998                1999          1998
                                                        ---------        ------           ----------       ------
                                                        (Unaudited)                                   (Unaudited)
                                                        (Restated)                        (Restated)
  Loss before extraordinary item ....................      (1,489)       (1,605)             (3,048)       (7,258)
  Extraordinary item:
   Gain on early extinguishments of debt ............           -             -                 353             -
  Net loss ..........................................      (1,489)       (1,605)             (2,695)       (7,258)
  Accrued Preferred Stock Dividends .................          23            24                  71            72
                                                        ---------        ------           ----------       ------
  Net loss allocable to common stockholders .........      (1,512)       (1,629)             (2,766)       (7,330)
                                                        =========        ======           ==========       ======

  Basic and diluted EPS computation:
   Before extraordinary item ........................        (.53)         (.57)              (1.09)        (2.57)
   Extraordinary item ...............................           -             -                  .12            -
                                                        ---------        ------           ----------       ------
  Net loss per share ................................        (.53)         (.57)              ( .97)        (2.57)
                                                        =========        ======           ==========       ======
  Basic and diluted weighted average common and
   equivalent shares outstanding ....................       2,854         2,854               2,854         2,854
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


     The Company recorded a net loss before extraordinary items of $1,489,000 for the third quarter of fiscal 2000 as compared to a net loss of $1,605,000 for the third quarter of fiscal 1999 or an improvement of $116,000.

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