Form 10-Q
period 2000-09-30
AZUL HOLDINGS INC
filed 2000-11-20
CIK 721080

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____ TO _____



                        COMMISSION FILE NUMBER 000-14747



                               AZUL HOLDINGS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                       04-2751102
  (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER IDENTIFICATION
OF INCORPORATION OR ORGANIZATION)                            NUMBER)


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

                            Yes   X     No
                                -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2000

    Common Stock, $.03 par value                       3,883,839
       (Title of each class)                       (number of shares)

                                    Form 10-Q

                                Table of Contents

                                                                                  Page
Part I. Financial Information

Item 1.  Financial Statements

     Consolidated Balance Sheets
      as of September 30, 2000 and March 31, 2000..................................3

     Consolidated Statements of Operations for the three and
       six month periods ended September 30, 2000 and 1999.........................4

     Consolidated Statements of Cash Flows for the
       six month periods ended September 30, 2000 and 1999.........................5

     Notes to Consolidated Financial Statements....................................6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............11

Part II. Other Information........................................................12


This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including risks related to the Company's credit line availability and debt restructuring efforts, and the risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, among others, could cause actual results to differ materially from those expressed or implied by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ materially from management's expectations.

ITEM 1.

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                  September 30,      March 31,
                                                                                      2000             2000
                                                                                  -------------      ---------
                                   ASSETS                                          (Unaudited)
Current assets:
  Cash and cash equivalents ................................................        $  3,538         $  6,890
  Accounts receivable, trade, less allowance for doubtful accounts
   of $168 at September 30, 2000 and $224 at March 31, 2000 ................             975            1,747
  Notes receivable including $43 of accrued interest .......................           2,793               --
  Other current assets .....................................................             777              360
                                                                                    --------         --------
      Total current assets .................................................           8,083            8,997
Property and equipment, net ................................................             607              548
Other assets, net, .........................................................             207              326
                                                                                    --------         --------
        Total assets .......................................................        $  8,897         $  9,871
                                                                                    ========         ========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable to stockholder .............................................        $ 14,927         $ 12,357
  Current portion of long-term debt ........................................           1,884            1,872
  Accounts payable and accrued expenses ....................................           2,707            3,592
  Other current liabilities ................................................           2,780            2,937
                                                                                    --------         --------
      Total current liabilities ............................................          22,298           20,758
                                                                                    --------         --------
Notes payable to stockholder - long term ...................................              --            1,850
                                                                                    --------         --------
      Total liabilities ....................................................          22,298           22,608
                                                                                    --------         --------
Minority interest in subsidiary ............................................           1,662            2,072
                                                                                    --------         --------
Commitments and contingencies ..............................................              --               --
                                                                                    --------         --------
Stockholders' deficit:
  Capital stock:
   Series preferred stock, $1.00 par value; 1,700 shares authorized;
     no shares issued ......................................................              --               --
   Series B convertible preferred stock, $1.00 par value; 300 shares authorized; 232 shares issued and outstanding at September 30, 2000 and
     March 31, 2000 (aggregate liquidation preference of $3,351) ...........             232              232
   Series C convertible preferred stock, $.01 par value; 1,000 shares authorized; 175 shares issued and outstanding at September 30, 2000 and
     March 31, 2000 ........................................................           1,750            1,750
   Common stock, $.03 par value; 25,000 shares authorized; 3,997 and 2,991 shares issued at September 30, 2000 and March 31, 2000,
     respectively, including treasury stock ................................             124               90
  Additional paid-in capital ...............................................          55,742           51,347
  Accumulated deficit ......................................................         (71,742)         (67,059)
                                                                                    --------         --------
                                                                                     (13,894)         (13,640)

   Treasury stock, at cost; 95 shares at September 30, 2000 and
     March 31, 2000 ........................................................           1,169            1,169
                                                                                    --------         --------
   Total stockholders' deficit .............................................         (15,063)         (14,809)
                                                                                    --------         --------
        Total liabilities and stockholders' deficit ........................        $  8,897         $  9,871
                                                                                    ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                Three Months Ended               Six Months Ended
                                                                   September 30,                   September 30,
                                                              -----------------------         -----------------------
                                                               2000            1999            2000            1999
                                                              -------         -------         -------         -------
                                                                    (Unaudited)                     (Unaudited)
       Revenues:
        Systems ......................................        $   257         $   623         $   666         $ 1,386
        Service ......................................          1,402           1,707           3,086           3,568
                                                              -------         -------         -------         -------
            Total revenues ...........................          1,659           2,330           3,752           4,954
                                                              -------         -------         -------         -------
       Cost of sales:
        Systems ......................................             67             187             249             504
        Service ......................................            989           1,230           1,987           2,351
                                                              -------         -------         -------         -------
            Total cost of sales ......................          1,056           1,417           2,236           2,855
                                                              -------         -------         -------         -------
       Gross margin ..................................            603             913           1,516           2,099
                                                              -------         -------         -------         -------
       Operating expenses:
        Research and development .....................            902             924           1,742           1,705
        Marketing, general and administrative ........          1,659           1,375           3,164           2,840
                                                              -------         -------         -------         -------
            Total operating expenses .................          2,561           2,299           4,906           4,545
                                                              -------         -------         -------         -------
       Loss from operations ..........................         (1,958)         (1,386)         (3,390)         (2,446)
       Minority interest share of loss from operations            782             948           1,360           1,750
                                                              -------         -------         -------         -------
       Loss from operations after minority interest ..         (1,176)           (438)         (2,030)           (696)
                                                              -------         -------         -------         -------
       Other income (expense), net:
        Gain on capital transaction of subsidiary ....            900              --             900              --
        Interest income ..............................            104               7             164              11
        Interest expense - third party ...............            (31)            (36)            (62)            (72)
        Interest expense - stockholder ...............           (390)           (403)           (815)           (801)
                                                              -------         -------         -------         -------
            Total other (expense), net ...............            583            (432)            187            (862)
                                                              -------         -------         -------         -------
       Loss before extraordinary item ................           (593)           (870)         (1,843)         (1,558)
       Extraordinary gain on extinguishments of debt .             --              --              --             353
       Extraordinary (loss) on settlement of accrued
        interest by issuance of common stock .........             --              --          (2,793)             --
                                                              -------         -------         -------         -------
       Net loss ......................................           (593)           (870)         (4,636)         (1,205)
       Accrued preferred stock dividends .............             23              23              47              47
                                                              -------         -------         -------         -------
       Net loss allocable to common stockholders .....        $  (616)        $  (893)        $(4,683)        $(1,252)
                                                              =======         =======         =======         =======
       Basic and diluted earnings (loss) per share:
         Before extraordinary item ...................        $  (.15)        $  (.31)        $  (.50)        $  (.56)
         Extraordinary item ..........................             --              --            (.77)            .12
                                                              -------         -------         -------         -------
         Net loss per share ..........................        $  (.15)        $  (.31)        $ (1.28)        $  (.44)
                                                              =======         =======         =======         =======
       Basic and diluted weighted average common and
         equivalent shares outstanding ...............          3,997           2,854           3,647           2,854
                                                              =======         =======         =======         =======


The accompanying notes are an integral part of the consolidated financial statements.

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Six Months Ended,
                                                                                           September 30,
                                                                                      -----------------------
                                                                                       2000            1999
                                                                                      -------         -------
  Operations:                                                                               (Unaudited)
  -----------
  Net loss ...................................................................        $(4,636)        $(1,205)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Gain on early extinguishments of debt ....................................             --            (353)
    Gain on capital transaction of subsidiary ................................           (900)             --
    Depreciation and amortization ............................................            351             304
    Common stock and warrants issued in settlement of accrued interest
        and other expense obligations ........................................          2,998              --
    Minority interest share of loss of subsidiary ............................         (1,360)         (1,750)
    Interest expense related to warrants .....................................            157             340
    Provisions for losses on accounts receivable .............................            (56)           (110)
  Operating assets and liabilities:
    Accounts receivable ......................................................            828              49
    Inventories ..............................................................             --             401
    Other assets .............................................................           (235)             13
    Accounts payable and accrued expenses ....................................             77             113
    Other current liabilities ................................................           (157)           (190)
                                                                                      -------         -------
  Net cash used for operations ...............................................         (2,933)         (2,388)
                                                                                      -------         -------
  Investments:
  ------------
  Increases to notes receivable ..............................................         (2,750)             --
  Additions to property and equipment ........................................           (239)           (239)
                                                                                      -------         -------
  Net cash used for investments ..............................................         (2,989)           (239)
                                                                                      -------         -------
  Financing:
  ----------
  Proceeds from line of credit from a stockholder ............................          2,570           1,812
  Repayment of line of credit to a stockholder ...............................             --             (80)
  Proceeds from sale of Subsidiary's Series A Preferred Stock ................             --             750
                                                                                      -------         -------
  Net cash provided from financing ...........................................          2,570           2,482
                                                                                      -------         -------
  Net decrease in cash and cash equivalents ..................................         (3,352)           (145)
  Cash and cash equivalents at the beginning of the period ...................          6,890             446
                                                                                      -------         -------
  Cash and cash equivalents at the end of the period .........................        $ 3,538         $   301
                                                                                      =======         =======
  Supplemental Financing Information:
  -----------------------------------
   Conversion of debt to equity by stockholder ...............................        $ 1,850         $    --
   Accrued preferred stock dividends .........................................             47              47
   Payment of prior periods' accrued interest by issuance of common stock ....          1,040              --
   Extinguishment of 4% note payable .........................................             --             347
   Extinguishment of Debenture ...............................................             --              25
   Value assigned to warrants issued .........................................            392              --


The accompanying notes are an integral part of the consolidated financial statements.

                               AZUL HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Unaudited Interim Information

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2000 and the consolidated results of operations and consolidated cash flows for the quarter and six-month periods ended September 30, 2000 and 1999 of Azul Holdings Inc. ("Azul" or the "Company") and its majority-owned subsidiary, Xyvision Enterprise Solutions, Inc. ("XyEnterprise"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by SEC rules for interim period financial statements. The consolidated balance sheet as of March 31, 2000 is summarized from the Company's audited financial statements for the fiscal year then ended. The Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 should be read in conjunction with these interim financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could impact future results of operations and cash flows.

The results of consolidated operations for the quarter and the six-month period ended September 30, 2000 are not necessarily indicative of the results of consolidated operations that may be expected for the fiscal year ending March 31, 2001.

Note 2. Nature of Business

Azul provides financial and management support to high technology companies. The Company provides financial capital and managerial and advisory consulting to these emerging, early stage and mid-stage companies. To date Azul's principal asset and portfolio company is XyEnterprise, an information content management and delivery solutions company which previously was a wholly-owned subsidiary of Azul and in which Azul now has a 53% ownership interest. Tudor Trust, the largest stockholder of Azul, also has a separate significant ownership interest in XyEnterprise.

During the second quarter of the current fiscal year, Azul became the senior lender to PlazaBlue Inc. ("PlazaBlue"), a fine art, antique and collectibles internet storefront and auction house, formerly known as Antiqnet.com Inc. Tudor Trust separately controls PlazaBlue. During this period, Azul loaned to PlazaBlue $2,450,000, with the loan bearing interest at 10% and having a due date of September 30, 2000. This line of credit is secured by all the assets of PlazaBlue, which include substantially all the shares of PlazaBlue's subsidiaries, Antique Networking Inc. ("ANI") and Sloan's Auction Galleries Ltd. ("Sloan's"). PlazaBlue was not able to secure equity funding enabling it to repay the debt timely. The Company believes the value of the collateral is greater than the amount outstanding. The parties have informally agreed to extend the loan maturity date to November 30, 2000.

Note 3. Note Payable to Stockholder

Azul has a line of credit with Tudor Trust. The grantor, sole trustee, and sole current beneficiary of Tudor Trust also serves as Chairman of the Board of Directors and President of Azul, and as an executive officer and director of XyEnterprise and PlazaBlue. The line of credit, which is payable on March 31, 2001, has a maximum loan amount of $17,500,000 and is collateralized by the Company's stock of XyEnterprise and its note receivable from PlazaBlue. This line of credit has been used for working capital and general business purposes, and during six month period ended September 30, 2000 an additional $2,570,000 was advanced to the Company, which was used primarily to make the loan to PlazaBlue discussed in Note 2. Interest on the line of credit is payable on March 31, 2001 in cash; however, Tudor Trust has the option to receive interest on a quarterly basis, payable in shares of common stock of the Company based on the fair market value as determined at the end of each quarter. Since the line of credit's inception on June 30, 1992, there have been numerous amendments to the line of credit, with each amendment increasing the maximum loan amount thereunder and providing other terms and provisions.

During the quarter ended September 30, 2000, Tudor Trust converted a loan to XyEnterprise of $1,850,000 to equity of XyEnterprise.

Note 4.  Gain on Capital Transaction of Subsidiary

During the quarter ended September 30, 2000, Tudor Trust converted an outstanding loan of $1,850,000 owed by XyEnterprise into 649,123 shares of XyEnterprise common stock at the rate of $2.85 per share, the rate at which shares were sold to third parties during February 2000. Accordingly, the Company's proportionate interest in XyEnterprise decreased from 57.4% to 53.8%. As a result of this increase in the equity of XyEnterprise, the Company recognized a gain of $900,000.

ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS
                       ENDED SEPTEMBER 30, 2000 AND 1999

RESULTS OF OPERATIONS

     Revenues for the second quarter of fiscal 2001 were $1,659,000, a decrease of approximately $671,000, or 29%, from the second quarter of fiscal 2000. For the six month period ended September 30, 2000, revenues of $3,752,000 were down from the comparable prior year period by approximately $1,202,000 or 24%. Revenues reported for each period were all generated by XyEnterprise. During the first six months of fiscal 2000, as a result of a single contract, system license fees and related services to one customer accounted for 16% of revenues. This customer accounted for 41% of the Systems revenue during the six month period of fiscal 2000. There have been no comparable large individual transactions in fiscal 2001. Revenue from licensing of Systems decreased during the second quarter by $366,000, or 59%, and by $720,000, or 52%, for the six month period. XyEnterprise believes that a number of customers are waiting for the availability of the new version of the Company's software (Content@XML) before deciding to place their orders. Content@XML was introduced during August 2000 and has been deployed at several sites during October and November, 2000. Services revenues declined by $305,000, or 18%, during the quarter and by $482,000, or 14%, for the six month period. XyEnterprise was able to better maintain its Services revenue volume through its sales of services during trial periods and by performing additional work for its existing customers.

     Cost of sales declined principally as a result of the decline in revenues. Gross margins as a percent of revenues declined to 36% during the quarter as compared to 39% during the second quarter of fiscal 2000. For the six month period gross margin as a percent of revenues declined to 40% from 42% during the comparable prior period. This reflects the decision by XyEnterprise to maintain its consulting and technical staffs pending the release of Content@XML.

     Research and development expenses by XyEnterprise in the second quarter and for the year to date period of fiscal 2001 were similar to the respective amounts during fiscal 2000. No software costs were capitalized during the reporting periods.

     Marketing, general and administrative expenses increased in fiscal 2001 over levels for the comparable periods of fiscal 2000. The increases resulted primarily from increased general and administrative costs in XyEnterprise's European subsidiaries and increased expenses incurred as a result of expanding XyEnterprise's sales and marketing team and costs incurred during the introduction of Content@XML.

      During the quarter ended September 30, 2000, Tudor Trust converted an outstanding loan of $1,850,000 owed by XyEnterprise into 649,123 shares of XyEnterprise common stock at the rate of $2.85 per share, the rate at which shares were sold to third parties during February 2000. Accordingly, the Company's proportionate interest in XyEnterprise decreased from 57.4% to 53.8%. As a result of this increase in the equity of XyEnterprise, the Company recognized a gain of $900,000.

     Tudor Trust and the Company, on May 24, 2000, agreed that the interest payable of $1,040,000 for the period from January 1, 1999 through March 31, 2000 would be paid by the issuance to Tudor Trust of 984,624 shares of the common stock of the Company and that interest for subsequent periods would, at the option of Tudor Trust, be paid in cash or in shares of the common stock of the Company valued for such purposes based upon their public trading market price at the end of each quarterly interest payment period. The Company also agreed that on or before March 31, 2001 interest for the period July 1, 1998 through December 31, 1998 be convertible into 158,266 shares of common stock of the Company at the request of Tudor. The Company recorded an extraordinary charge of $2,793,000 to earnings in the first quarter of fiscal 2001 as a result of the settlement of this interest obligation by the issuance of common stock.

     The Company accrued dividends of $23,000 and $47,000 during the second quarters and six month year to date periods of both fiscal 2001 and 2000 with respect to the Azul Series B Preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company's cash balance was $3,538,000. Cash used in operations during the six month period ended September 30, 2000 amounted to $2,933,000 primarily as a result of operational costs from the at XyEnterprise, principally in the sales and product development areas. Investments in notes receivable of $2,750,000 and additions to plant, property and equipment of $239,000 accounted for the $2,989,000 net cash used in investing activities during the six month period. Cash of $2,570,000 was provided during this period by advances under the line of credit from Tudor Trust, the Company's largest shareholder. Total cash used during the six month period amounted to $3,352,000.

      Minority interest in subsidiary decreased from $2,072,000 at March 31, 2000 to $1,662,000 at September 30, 2000. Tudor Trust converted its debt from XyEnterprise of $1,850,000 to 649,123 shares of common stock in XyEnterprise during the quarter ended September 30, 2000 at the same stock price as the sale of shares to third parties during February 2000. As a result of this transaction, there was an increase in the Company's proportionate share of XyEnterprise's book value. Minority interest was increased by $950,000 and the Company recorded a gain on the capital transaction of its majority-owned subsidiary, XyEnterprise. Further, a decrease in the minority interest of $1,360,000 resulted from the allocation of the proportionate share of the operating loss of XyEnterprise for the period of April 1, 2000 to September 30, 2000.

     As of September 30, 2000, Azul has an amended line of credit pursuant to which it may borrow up to $17,500,000 from Tudor Trust, the largest stockholder of the Company, of which approximately $14,927,000 was outstanding at September 30, 2000. The grantor, sole trustee and sole current beneficiary of Tudor Trust also serves as Chairman of the Board of Directors of Azul and XyEnterprise and holds other executive officer and director positions with PlazaBlue Inc. This line of credit, which is payable March 31, 2001, is collateralized by the shares of XyEnterprise stock held by the Company and its Note Receivable from PlazaBlue under the line of credit discussed below and has been used for working capital, general business purposes, and to fund the convertible loan to PlazaBlue. The first $5,000,000 of the principal balance outstanding bears interest at 6% per year and the remaining principal balance bears interest at 8% per year.

     During the second quarter of fiscal 2001, Azul agreed to extend a line of credit under which it has advanced funds to PlazaBlue LLC ("PlazaBlue") in the amount of $2,450,000 to fund working capital. PlazaBlue owns the majority interest in Antique Networking Inc., developer of a web portal serving a network of antique dealers (www.antiqnet.com), and Sloan's Auction Galleries, Ltd., one of the largest auction houses, located in Washington, DC and Miami, Florida. The loan bears interest at 10% and has a due date of September 30, 2000. PlazaBlue has not been able to secure equity funding enabling it to repay the debt timely. The parties have informally agreed to extend the loan maturity date to November 30, 2000.

     Separately, XyEnterprise has entered into an agreement to loan HyperVision, Ltd. up to $500,000 to be used for the completion of the development of WorX, a proprietary software product used to create XML versions of Microsoft Word files. During September 2000, XyEnterprise advanced $300,000 to Hypervision, Ltd. under this loan arrangement.

      During the quarter ended September 30, 2000, Tudor Trust converted a its outstanding loan to XyEnterprise of $1,850,000 to common shares of XyEnterprise. As a result, Azul's ownership interest in XyEnterprise declined from 57.4% to 53.8%.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations, has a working capital deficiency and a stockholders' deficit, and is in default on interest payments on its 6% Convertible Subordinated Debentures, 15% Promissory Notes, and its 4% Promissory Notes.

The Company, however, anticipates that its cash requirements for fiscal 2001 will be satisfied mainly from its credit lines, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of Azul's Debentures, 15% Notes and 4% Notes. As previously reported in Note 8 to the Consolidated Financial Statements, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, certain defaults exist with respect to the Debentures, 15% Notes and 4% Notes, and there is an arrearage in the payment of dividends on the Azul Series B Preferred stock. There has been no material change with respect to these items as previously reported.

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

     Internationally, XyEnterprise invoices customers primarily in local currency. XyEnterprise is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. XyEnterprise does not currently enter into foreign currency hedge transactions. Through September 30, 2000, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operations.

PART II: OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

As previously reported in Note 8 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, there exists certain defaults with respect to Azul's outstanding Debentures, 15% Notes and 4% Notes and an arrearage in the payment of dividends on the Azul Series B Preferred stock. There has been no material change with respect to these items as previously reported.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On September 21, 2000, Azul Holdings Inc. held its annual meeting of stockholders. At that meeting the directors listed below were elected to serve during the next year as a result of the following vote tabulation:

                                                             For                   Withheld
                                                          ---------                --------
                  Jeffrey L. Neuman                       2,564,138                    -
                  Lance Laifer                            2,564,138                    -
                  Deborah Seidel                          2,564,138                    -


Item 6. Exhibits and Reports on Form 8-K.

(a) The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of or are included in this report.

(b) Azul filed no reports on Form 8-K during the quarter for which this report is filed.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AZUL HOLDINGS INC.
                                       (Registrant)

November 15, 2000

                                    /s/ Edward S. Wittman
                                    --------------------------------------
                                    Edward S. Wittman
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
10.1              Secured Advance Facility Loan Agreement dated effective as of June 19, 2000 among Azul Holdings Inc., PlazaBlue Inc. (then Antiqnet.com Inc.), Sloan's Auction
                  Galleries Ltd. and Antique Networking, Inc.

10.2              Fourth Amendment to Second Amended and Restated Secured Advance Facility Loan
                  Agreement dated effective as of June 19, 2000 between Azul Holdings Inc. and Jeffrey L.
                  Neuman as trustee of Tudor Trust

27                Financial Data Schedule (Electronic version only)