Form 10-Q
period 2000-12-31
AZUL HOLDINGS INC
filed 2001-02-20
CIK 721080

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ----------------    ---------------

                        Commission file number: 000-14747


                               AZUL HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                      04-2751102
     (State or other jurisdiction                      (I.R.S. Employer of
     incorporation or organization)                    Identification No.)

 4450 Arapahoe Avenue, Suite 100, Boulder, CO                  80303
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

Yes   [X]     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 1, 2001

    Common Stock, $.03 par value                       4,022,105
       (Title of each class)                      (number of shares)

                                    Form 10-Q

                                Table of Contents

                                                                                  Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheets
      as of December 31, 2000 and March 31, 2000...................................3

     Consolidated Statements of Operations for the three and
       nine month periods ended December 31, 2000 and 1999.........................4

     Consolidated Statements of Cash Flows for the
       nine month periods ended December 31, 2000 and 1999.........................5

     Notes to Consolidated Financial Statements....................................6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............11

PART II - OTHER INFORMATION.......................................................12

Item 3.   Defaults Upon Senior Securities.........................................12

Item 6.   Exhibits and Reports on Form 8-K........................................12


This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including risks related to the Company's credit line availability and debt restructuring efforts, investment in 2001 Investment LLC realization matters, and the risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, among others, could cause actual results to differ materially from those expressed or implied by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ materially from management's expectations.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                      December 31,     March 31,
                                                                                          2000            2000
                                                                                      ------------    ------------
                                   ASSETS                                             (Unaudited)
Current assets:
  Cash and cash equivalents .......................................................   $      1,751    $      6,890
  Accounts receivable, trade, less allowance for doubtful accounts
   of $151 at December 31, 2000 and $224 at March 31, 2000 ........................          1,781           1,747
  Notes receivable including $100 of accrued interest .............................          2,550              --
  Other current assets ............................................................            799             360
                                                                                      ------------    ------------
      Total current assets ........................................................          6,881           8,997
Property and equipment, net .......................................................            641             548
Investment in unconsolidated entity ...............................................            126              --
Note receivable ...................................................................            500              --
Other assets, net, ................................................................            153             326
                                                                                      ------------    ------------
        Total assets ..............................................................   $      8,301    $      9,871
                                                                                      ============    ============
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Notes payable to stockholder ....................................................   $     15,462    $     12,357
  Current portion of long-term debt ...............................................          1,962           1,872
  Accounts payable and accrued expenses ...........................................          3,297           3,592
  Other current liabilities .......................................................          2,927           2,937
                                                                                      ------------    ------------
      Total current liabilities ...................................................         23,648          20,758
                                                                                      ------------    ------------
Notes payable to stockholder - long term ..........................................             --           1,850
                                                                                      ------------    ------------
      Total liabilities ...........................................................         23,648          22,608
                                                                                      ------------    ------------
Minority interest in subsidiary ...................................................            986           2,072
                                                                                      ------------    ------------
Commitments and contingencies .....................................................             --              --
                                                                                      ------------    ------------
Stockholders' deficit:
  Capital stock:
   Series preferred stock, $1.00 par value; 1,700 shares authorized;
     no shares issued .............................................................             --              --
   Series B convertible preferred stock, $1.00 par value; 300 shares authorized; 232 shares issued and outstanding at December 31, 2000 and
     March 31, 2000 (aggregate liquidation preference of $3,375) ..................            232             232
   Series C convertible preferred stock, $.01 par value; 1,000 shares authorized; 175 shares issued and outstanding at December 31, 2000 and
     March 31, 2000 ...............................................................          1,750           1,750
   Common stock, $.03 par value; 25,000 shares authorized; 3,997 and 2,991 shares issued at December 31, 2000 and March 31, 2000,
     respectively, including treasury stock .......................................            124              90
  Additional paid-in capital ......................................................         55,744          51,347
  Accumulated deficit .............................................................        (73,014)        (67,059)
                                                                                      ------------    ------------
                                                                                           (15,164)        (13,640)
   Treasury stock, at cost; 95 shares at December 31, 2000 and
     March 31, 2000 ...............................................................         (1,169)         (1,169)
                                                                                      ------------    ------------
   Total stockholders' deficit ....................................................        (16,333)        (14,809)
                                                                                      ------------    ------------
        Total liabilities and stockholders' deficit ...............................   $      8,301    $      9,871
                                                                                      ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                  Three Months Ended           Nine Months Ended
                                                                    December 31,                  December 31,
                                                               ------------------------    ------------------------
                                                                  2000          1999          2000          1999
                                                               ----------    ----------    ----------    ----------
                                                                       (Unaudited)                 (Unaudited)
       Revenues:
        Systems ............................................   $      843    $      656    $    1,509    $    2,041
        Service ............................................        1,472         1,637         4,558         5,206
                                                               ----------    ----------    ----------    ----------
            Total revenues .................................        2,315         2,293         6,067         7,247
                                                               ----------    ----------    ----------    ----------
       Cost of sales:
        Systems ............................................          137           244           386           747
        Service ............................................        1,082           973         3,069         3,325
                                                               ----------    ----------    ----------    ----------
            Total cost of sales ............................        1,219         1,217         3,455         4,072
                                                               ----------    ----------    ----------    ----------
       Gross margin ........................................        1,096         1,076         2,612         3,175
                                                               ----------    ----------    ----------    ----------
       Operating expenses:
        Research and development ...........................          881           754         2,623         2,460
        Marketing, general and administrative ..............        1,809         1,362         4,973         4,202
                                                               ----------    ----------    ----------    ----------
            Total operating expenses .......................        2,690         2,116         7,596         6,662
                                                               ----------    ----------    ----------    ----------
       Loss from operations ................................       (1,594)       (1,040)       (4,984)       (3,487)
       Minority interest share of loss from operations .....          676            --         2,036         1,750
                                                               ----------    ----------    ----------    ----------
       Loss from operations after minority interest ........         (918)       (1,040)       (2,948)       (1,737)
                                                               ----------    ----------    ----------    ----------
       Other income (expense), net:
        Gain on capital transaction of subsidiary ..........           --            --           900            --
        Interest income ....................................          104             2           268            13
        Interest expense - third party .....................          (31)          (43)          (93)         (115)
        Interest expense - stockholder .....................         (403)         (408)       (1,218)       (1,209)
                                                               ----------    ----------    ----------    ----------
            Total other (expense), net .....................         (330)         (449)         (143)       (1,311)
                                                               ----------    ----------    ----------    ----------
       Loss before extraordinary item ......................       (1,248)       (1,489)       (3,091)       (3,048)
       Extraordinary gain on extinguishments of debt .......           --            --            --           353
       Extraordinary (loss) on settlement of accrued
        interest by issuance of common stock ...............           --            --        (2,793)           --
                                                               ----------    ----------    ----------    ----------
       Net loss ............................................       (1,248)       (1,489)       (5,884)       (2,695)
       Accrued preferred stock dividends ...................           24            23            71            71
                                                               ----------    ----------    ----------    ----------
       Net loss allocable to common stockholders ...........   $   (1,272)   $   (1,512)   $   (5,955)   $   (2,766)
                                                               ==========    ==========    ==========    ==========
       Basic and diluted earnings (loss) per share:
         Before extraordinary items ........................   $     (.32)   $     (.53)   $     (.84)   $    (1.09)
         Extraordinary items ...............................           --            --          (.74)          .12
                                                               ----------    ----------    ----------    ----------
         Net loss per share ................................   $     (.32)   $     (.53)   $    (1.58)   $     (.97)
                                                               ==========    ==========    ==========    ==========
       Basic and diluted weighted average common and
         equivalent shares outstanding .....................        3,997         2,854         3,764         2,854
                                                               ==========    ==========    ==========    ==========

       The accompanying notes are an integral part of the consolidated financial statements.

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               Nine Months Ended,
                                                                                  December 31,
                                                                               ------------------
                                                                                2000       1999
                                                                               -------    -------
                                                                                   (Unaudited)
Operating activities:
Net loss ...................................................................   $(5,884)   $(2,695)
Adjustments to reconcile net loss to net cash used for operating activities:
  Gain on early extinguishments of debt ....................................        --       (353)
  Gain on capital transaction of subsidiary ................................      (900)        --
  Depreciation and amortization ............................................       504        464
  Common stock and warrants issued in settlement of accrued interest
      and other expense obligations ........................................     2,998         --
  Minority interest share of loss of subsidiary ............................    (2,036)    (1,750)
  Interest expense related to warrants .....................................       157        510
  Provisions for losses on accounts receivable .............................       (73)      (110)
Operating assets and liabilities:
  Accounts receivable ......................................................        39         41
  Inventories ..............................................................        --        502
  Other assets .............................................................      (257)      (144)
  Accounts payable and accrued expenses ....................................       665        415
  Other current liabilities ................................................       (11)      (150)
                                                                               -------    -------
Net cash used for operating activities .....................................    (4,798)    (3,270)
                                                                               -------    -------
Investing activities:

Increases in notes receivable ..............................................    (2,950)        --
Investment in unconsolidated entity ........................................      (126)        --
Additions to property and equipment ........................................      (370)      (261)
                                                                               -------    -------
Net cash used for investing activities .....................................    (3,446)      (261)
                                                                               -------    -------
Financing activities:

Proceeds from line of credit from a stockholder ............................     3,105      2,962
Repayment of line of credit to a stockholder ...............................        --        (80)
Proceeds from sale of subsidiary's Series A Preferred Stock ................        --        750
                                                                               -------    -------
Net cash provided from financing activities ................................     3,105      3,632
                                                                               -------    -------
Net increase (decrease) in cash and cash equivalents .......................    (5,139)       101
Cash and cash equivalents at the beginning of the period ...................     6,890        446
                                                                               -------    -------
Cash and cash equivalents at the end of the period .........................   $ 1,751    $   547
                                                                               =======    =======
Supplemental Financing Information:

 Conversion of debt to equity by stockholder ...............................   $ 1,850    $    --
 Accrued preferred stock dividends .........................................        71         71
 Payment of prior periods' accrued interest by issuance of common stock ....     1,040         --
 Extinguishment of 4% note payable .........................................        --        347
 Extinguishment of Debenture ...............................................        --         25


The accompanying notes are an integral part of the consolidated financial statements.

                               AZUL HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Unaudited Interim Information

In the opinion of management, the accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 2000, the consolidated results of operations for the quarter and nine-month periods ended December 31, 2000 and 1999 and consolidated cash flows for the nine-month periods ended December 31, 2000 and 1999 of Azul Holdings Inc. ("Azul" or the "Company") and its majority-owned subsidiary, Xyvision Enterprise Solutions, Inc. ("XyEnterprise"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by SEC rules for interim period financial statements. The consolidated balance sheet as of March 31, 2000 is excerpted from the Company's audited financial statements for the fiscal year then ended. The Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 should be read in conjunction with these interim financial statements.

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

The results of consolidated operations for the quarter and the nine-month period ended December 31, 2000 are not necessarily indicative of the results of consolidated operations that may be expected for the fiscal year ending March 31, 2001.

Note 2. Nature of Business

Azul provides financial and management support to high technology companies. The Company provides financial capital and managerial and advisory consulting to these emerging, early stage and mid-stage companies.

To date Azul's principal portfolio company is XyEnterprise, an information content management and delivery solutions company which previously was a wholly-owned subsidiary of Azul and in which Azul as of December 31, 2000 held a 54% ownership interest. Tudor Trust, the majority stockholder of Azul, also has a significant direct ownership interest in XyEnterprise. On February 12, 2001, XyEnterprise issued 25,000 shares of its Class A common stock, along with approximately $100,000 in cash, subject to adjustments, to acquire Lightbinders, Inc., a content management systems consulting firm. On February 20, 2001, XyEnterprise issued 923,077 shares of its Series A Preferred Stock to Cadmus Communications Corporation for $3,000,000 in cash. As a result of these transactions, Azul's ownership interest in XyEnterprise has been reduced to 49%.

During the second quarter of the current fiscal year, Azul became the senior lender to PlazaBlue Inc. ("PlazaBlue"), a fine art, antique and collectibles Internet storefront and auction house, formerly known as Antiqnet.com Inc. Tudor Trust separately controlled PlazaBlue and also had made significant loans to

PlazaBlue. During the second quarter, Azul loaned to PlazaBlue $2,450,000, with the loan bearing interest at 10% and which had a due date of September 30, 2000, subsequently extended to November 30, 2000. PlazaBlue was not able to secure equity funding to enable it to repay the debt and the loan went into default. This loan was collateralized by all the assets of PlazaBlue, which included substantially all the shares of PlazaBlue's subsidiaries, Antique Networking Inc. ("ANI") and Sloan's Auction Galleries Ltd. ("Sloan's"). The Company believes the value of the collateral is greater than the principal and interest amounts owed to the Company as senior creditor as of December 31, 2000. During January 2001, certain creditors of PlazaBlue, including Azul and Tudor Trust, foreclosed on the PlazaBlue collateral securing their loans, which resulted in the acquisition of ANI and Sloan's by 2001 Investments LLC ("TIL"), which was formed by those creditors for the foreclosure and in which Azul has an approximate 22% equity interest and Tudor Trust has a controlling interest. In connection with the foreclosure, Tudor Trust agreed to indemnify Azul for the principal amount of Azul's original loan to PlazaBlue. Shortly thereafter, TIL sold ANI to GoAntiques.com Inc. ("GAC") for an approximate 20% interest in GAC. GAC serves the antiques and design industries as a total solution provider, having created a large virtual warehouse of quality antiques. GAC provides an Internet-based outlet for antiques and collectibles owned by its dealer participants.

In October, 2000, Azul agreed to purchase at least an 11.67% interest in Nanoframes, LLC ("Nanoframes") for $350,000. Tudor Trust also has an interest in Nanoframes. As of December 31, 2000, $126,000 has been paid. NanoFrames is an emerging biotechnology company operating in the field of nanotechnology, involving the assembly of structures with physical dimensions in the nanometer (molecular level) range. Using proteins with particular qualities, Nanoframes' scientists are modifying these components in order to make "structures" that might have applications in reinforcement, separation and material design technologies. Nanotechnology has become the new horizon of research in applied technologies as diverse as electronics, optics, materials, medicine and pharmaceuticals.

Note 3. Note Payable to Stockholder

Azul has a line of credit with Tudor Trust. The grantor, sole trustee, and sole current beneficiary of Tudor Trust also serves as Chairman of the Board of Directors and President of Azul, and as an executive officer and director of XyEnterprise and Sloan's. The line of credit, which is payable on March 31, 2001, has a maximum loan amount of $17,500,000 and is collateralized by the shares of XyEnterprise stock held by the Company. This line of credit has been used for working capital and general business purposes, and during the nine month period ended December 31, 2000 an additional $3,105,000 was advanced to the Company, and used primarily to make the loan to PlazaBlue discussed in Note
2. Interest on the line of credit is payable on March 31, 2001 in cash; however, Tudor Trust has the option to receive interest on a quarterly basis, payable in shares of common stock of the Company based on the fair market value as determined at the end of each quarter. Since the line of credit's inception on June 30, 1992, there have been numerous amendments to the line of credit, with each amendment increasing the maximum loan amount thereunder and providing other terms and provisions.

Note 4  Gain on Capital Transaction of Subsidiary

During the quarter ended September 30, 2000, Tudor Trust converted an outstanding loan of $1,850,000 owed by XyEnterprise into 649,123 shares of XyEnterprise common stock at the rate of $2.85 per share, the rate at which shares were sold to third parties during February 2000, and which approximates the fair market value at the date of conversion. Accordingly, the Company's proportionate interest in XyEnterprise decreased from 57.4% to 53.8% at that time. As a result of this increase in the equity of XyEnterprise, the Company recognized a gain of $900,000.

ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED DECEMBER 31, 2000 AND 1999

RESULTS OF OPERATIONS

     Revenues for the third quarter of fiscal 2001 were $2,315,000, which was approximately the same level of $2,293,000 during the third quarter of fiscal 2000. For the nine month period ended December 31, 2000, revenues of $6,067,000 were down from the comparable prior year period by approximately $1,180,000 or 16%. Revenues reported for each period were all generated by XyEnterprise. During the first nine months of fiscal 2000, revenue from a single contract, system license fees and related services to one customer accounted for $1,445,000, which accounted for 20% of total revenues for the first nine months of fiscal 2000. There have been no comparable large individual transactions in fiscal 2001. Revenue from licensing of Systems increased during the third quarter by $187,000, or 29%, and decreased by $532,000, or 26%, for the nine month period. Content@XML was introduced during August 2000 and XML Professional Publisher ("XPP") v.7.0 was introduced during October 2000. As a result of the acceptance by the market of these two products, Systems revenue for the third quarter, compared to the second quarter of fiscal 2001, increased by $586,000 or 225%. Services revenues, which generally lag increases in system revenues, decreased by $165,000, or 10%, during the third quarter and by $648,000, or 12%, for the nine month period.

     Cost of sales for the current quarter remained level with that of the previous year's third quarter. Cost of sales for Systems Revenue decreased by $103,000 even though the revenues increased by $187,000, Cost of sales for the prior year contained an unusually high component of third party software that was resold to the XyEnterprise customer. Gross margins as a percent of revenues also remained relatively level between the third quarters of the current and previous year. For the third quarter of fiscal 2001, gross margin as a percent of revenue was 47%, the same percentage as for the third quarter of fiscal 2000. For the nine month periods, gross margin as a percent of revenues was 43% in fiscal 2001 and 44% in fiscal 2000.

     Research and development expenses incurred by XyEnterprise increased to $881,000 in the current year's third quarter from $754,000 in the third quarter of fiscal 2000. When compared with the previous quarter of fiscal 2001, these expenses remained level. At this expense level, XyEnterprise continues to maintain increased systems development and quality assurance efforts. For the nine-month year to date period research and development expenses increased by $163,000 or 7%, to $2,623,000, from $2,460,000 in the first nine months of fiscal 2000. No software costs were capitalized during the reporting periods.

     Marketing, general and administrative expenses increased in fiscal 2001 over levels for the comparable periods of fiscal 2000. The increases resulted primarily from increased general and administrative costs in Azul operating expenses, and increased expenditures incurred as a result of expanding XyEnterprise's sales and marketing team and the related costs of marketing.

     During the quarter ended September 30, 2000, Tudor Trust converted an outstanding loan of $1,850,000 owed by XyEnterprise into 649,123 shares of XyEnterprise common stock at the rate of $2.85 per share, the rate at which shares were sold to third parties during February 2000 and which represents the fair market value at the date of conversion. Accordingly, the Company's proportionate interest in XyEnterprise decreased from 57.4% to 53.8% at that time. As a result of this increase in the equity of XyEnterprise, the Company recognized a gain of $900,000, which is included in the statement of operations for the nine month period ended December 31, 2000.

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

     The Company accrued dividends of $23,500 and $71,000 during the third quarters and nine month year to date periods of both fiscal 2001 and 2000 with respect to the Azul Series B Preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company's cash balance was $1,751,000. Cash used in operations during the nine month period ended December 31, 2000 amounted to $4,798,000 primarily as a result of operational costs from at XyEnterprise, incurred principally in the sales and product development areas. Investments in notes receivable of $2,950,000, investment in an unconsolidated entity of $126,000, and additions to plant, property and equipment at XyEnterprise of $370,000 accounted for the $3,446,000 cash used in investing activities during the nine month period. Cash of $3,105,000 was provided during this period by advances under the line of credit from Tudor Trust, the Company's largest shareholder. Total cash used for operating and investing activities during the nine month period amounted to $8,244,000.

      Minority interest in subsidiary decreased from $2,072,000 at March 31, 2000 to $986,000 at December 31, 2000, as a result of recording the proportionate share of the operating loss at XyEnterprise to the interests of the minority shareholders. Tudor Trust converted its debt from XyEnterprise of $1,850,000 to 649,123 shares of common stock in XyEnterprise during the quarter ended September, 2000 at the same stock price as the sale of shares to third parties during February 2000. As a result of this transaction, there was an increase in the Company's proportionate share of XyEnterprise's book value. Minority interest was increased by $950,000 and the Company recorded a gain of $900,000 on the capital transaction of its majority-owned subsidiary, XyEnterprise.

     As of December 31, 2000, Azul has an amended line of credit pursuant to which it may borrow up to $17,500,000 from Tudor Trust, the largest stockholder of the Company, of which approximately $15,462,000 was outstanding at December 31, 2000. The grantor, sole trustee and sole current beneficiary of Tudor Trust also serves as Chairman of the Board of Directors of Azul and XyEnterprise and holds other executive officer and director positions with Nanoframes and Sloan's. This line of credit, which is payable March 31, 2001, is collateralized by the shares of XyEnterprise stock held by the Company and has been used for working capital, general business purposes, and to fund the loan to PlazaBlue and Azul's investment in Nanoframes. The first $5,000,000 of the principal balance outstanding bears interest at 6% per year and the remaining principal balance bears interest at 8% per year.

         During the second quarter of fiscal 2001, Azul loaned funds to PlazaBlue Inc. ("PlazaBlue") in the amount of $2,450,000 to fund working capital. PlazaBlue owned Antique Networking Inc. ("ANI"), a developer of a web portal serving a network of antique dealers, and Sloan's Auction Galleries,

Ltd., one of the largest auction houses in the U.S., located in Washington, D.C. and Miami, Florida. The loan accrued interest at 10% and was due on the extended date of November 30, 2000. PlazaBlue was unable to secure equity funding to enable it to repay the debt and the loan went into default. During January 2001, certain creditors of PlazaBlue, including Azul and Tudor Trust, foreclosed on the PlazaBlue collateral securing their loans, which resulted in the acquisition of ANI and Sloan's by 2001 Investments LLC ("TIL"), which was formed by those creditors for the foreclosure and in which Azul has an approximate 22% equity interest and Tudor Trust has a controlling interest. In connection with the foreclosure, Tudor Trust agreed to indemnify Azul for the principal amount of Azul's original loan to PlazaBlue. Shortly thereafter, TIL sold ANI to GoAntiques.com Inc. ("GAC") for a 20% common stock interest in GAC and associated warrants. GAC serves the antiques and design industries as a total solution provider, having created a large virtual warehouse of quality antiques. GAC provides an Internet-based outlet for antiques and collectibles owned by its dealer participants.

      In a separate transaction, during October 2000 Azul agreed to purchase at least an 11.67% interest in Nanoframes, LLC ("Nanoframes") for $350,000. As of December 31, 2000, $126,000 has been paid. NanoFrames is an emerging biotechnology company operating in the field of nanotechnology, involving the assembly of structures with physical dimensions in the nanometer (molecular level) range. Tudor Trust also holds a large equity interest in Nanoframes.

     Separately, XyEnterprise has advanced to HyperVision, Ltd. $500,000 under a line of credit which was used for the completion of the development of WorX, a proprietary software product used to create XML versions of Microsoft Word files. Under this agreement, XyEnterprise has certain rights to convert this loan to common shares of Hypervision, Ltd., under certain conditions.

     On February 12, 2001, XyEnterprise acquired all the equity interests of Lightbinders, Inc. ("Lightbinders") a consulting firm experienced in the implementation of content management systems. The operations of Lightbinders have been integrated in the consulting operations of XyEnterprise and the former employees of Lightbinders are currently working on XyEnterprise consulting projects. The acquisition was completed for approximately $100,000 in cash, subject to adjustments, and the issuance of 25,000 shares of XyEnterprise Class A common stock. On February 20, 2001, XyEnterprise issued 923,077 shares of its Series A Preferred Stock to Cadmus Communications Corporation for $3,000,000 in cash. As a result of these transactions, Azul's ownership interest in XyEnterprise has been reduced to 49%.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations, has a working capital deficiency and a stockholders' deficit, and is in default on interest payments on its 6% Convertible Subordinated Debentures, 15% Promissory Notes, and 4% Promissory Notes. The Company, however, anticipates that its cash requirements for fiscal 2001 will be satisfied mainly from its credit lines, or otherwise from Tudor Trust, assuming the continued forbearance by the holders of Azul's Debentures, 15% Notes and 4% Notes. As previously reported in Note 8 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000, certain defaults exist with respect to the Debentures, 15% Notes and 4% Notes, and there is an arrearage in the payment of dividends on the Azul Series B Preferred stock. There has been no material change with respect to these items as previously reported.

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

     Internationally, XyEnterprise invoices customers primarily in local currency. XyEnterprise is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. XyEnterprise does not currently enter into foreign currency hedge transactions. Through December 31, 2000, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operations.

                           PART II - OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. None.

(b) Reports on Form 8-K. During the quarter for which this report is filed, Azul filed one report on Form 8-K dated December 11, 2000 which reported under Item 4 the dismissal of Richard A. Eisner & Co. as independent accountants for the Company. Azul has also filed a report on Form 8-K dated January 10, 2001 which reported under Item 4 the appointment of Deloitte & Touche LLP as independent accountants for the Company.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AZUL HOLDINGS INC.
                                    (Registrant)

February 20, 2001

                                    /s/ Edward S. Wittman
                                    -------------------------------------------
                                    Edward S. Wittman
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)