Form 10-K
period 2001-03-31
AZUL HOLDINGS INC
filed 2001-07-16
CIK 721080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001
                                       or
           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM -------------
                        TO ------------- Commission File No. 000-14747

                               AZUL HOLDINGS INC.
                            (Formerly Xyvision, Inc.)
             (Exact name of registrant as specified in its charter)

                               DELAWARE 04-2751102
                  (State or other jurisdiction (I.R.S. Employer
              of incorporation or organization) Identification No.)

                6672 GUNPARK DRIVE, SUITE 100, BOULDER, CO 80301
               (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 448-9441

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.03 PAR VALUE
                                (Title of class)

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

The aggregate market value of common stock held by non-affiliates on June 21, 2001, based on the closing bid quotation of the common stock on June 21, 2001 of $1.25 per share as reported on the OTC Bulletin Board, was approximately $1,222,910.

As of June 21, 2001, the registrant had 5,134,605 shares of Azul Holdings Inc. common stock, $.03 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Information Statement for the registrant's 2001 annual meeting of stockholders, to be filed not later than 120 days after the end of the fiscal year (March 31, 2001), are incorporated by reference in Part III.

                                TABLE OF CONTENTS


ITEM                                                                                               PAGE

                                     PART I
ITEM 1. Business.....................................................................................3
----------------

ITEM 2. Properties..................................................................................10
------------------

ITEM 3. Legal Proceedings...........................................................................11
-------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders.........................................11
-----------------------------------------------------------

              Executive Officers of the Registrant..................................................11
--------------------------------------------------


                                PART II
ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.......................13
-----------------------------------------------------------------------------

ITEM 6. Selected Financial Data.....................................................................15
-------------------------------

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.......17
---------------------------------------------------------------------------------------------

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.................................21
-------------------------------------------------------------------

ITEM 8. Financial Statements and Supplementary Data.................................................22
---------------------------------------------------

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........49
--------------------------------------------------------------------------------------------


                               PART III
ITEM 10. Directors and Executive Officers of the Registrant.........................................50
-----------------------------------------------------------

ITEM 11. Executive Compensation.....................................................................50
-------------------------------

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.............................50
-----------------------------------------------------------------------

ITEM 13. Certain Relationships and Related Transactions.............................................50
-------------------------------------------------------


                                PART IV
ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................51
-------------------------------------------------------------------------



             Cautionary Information about FORWARD-LOOKING Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. For this purpose, any statements contained herein that relate to events or circumstances that may occur or exist in the future, including the statements under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding business prospects and the Company's results of operations or financial position, may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Risk Factors," among others, could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations.

                                     PART I

ITEM 1. Business

General

Azul Holdings Inc. ("Azul" or the "Company") was incorporated under Delaware law in 1981. At this time, Azul's principal asset is its ownership of a 52.5% equity ownership in Xyvision Enterprise Solutions Inc. ("XyEnterprise"). XyEnterprise develops, markets, integrates and supports content management and publishing software for a variety of customers in numerous industries. These products help companies create, manage and deliver large amounts of content in Web electronic or paper formats (or media). XyEnterprise integrates its internally developed products with selected third-party products to create complete publishing and content management solutions through its professional services group and qualified third-party resellers and service partners. These solutions are designed to increase productivity of content creation and editing, enhance document and knowledge management functions, improve quality and timeliness of formatted information and support the growing use of Extensible Markup Language ("XML") as a core business technology.

Azul provides financial and management support to a few carefully selected high technology companies generally in their emerging or early-stages of corporate development and to mid-stage companies. To date, Azul's principal asset is its holdings in XyEnterprise which previously was a wholly-owned subsidiary. During 2000, Azul made an initial investment in NanoFrames, LLC ("NanoFrames") and now has a 15% preferred ownership interest. NanoFrames is in the early stages of the research and development of nanotechnology using the principles of molecular biology. Such technology is expected to have applications in reinforcement, separation and material design fields. Nanotechnology is expected to become the new frontier for research in such fields as electronics, optics, materials, medicine and pharmaceuticals.

From time to time Azul may make additional investments in the above referenced companies and may make an occasional investment in other companies. Such investments would be in areas where the Company believes there are unique opportunities for the potential of significant rapid growth within large markets, with the corresponding potential of profitability and appreciation in investment values. Such investments, particularly in emerging and early-stage companies, require the taking of certain risks that may be significant. Opportunities to be considered by Azul have generally been provided to Azul by Tudor Trust ("Tudor"), the majority shareholder of the Company, as a result of Tudor's existing investments in, and frequent control of, other companies. In those instances an investment by Azul is approved by its independent directors with independent legal and financial advice. Other opportunities may be identified by the Company through various sources including contacts of the Company's officers with investment companies, brokers, and by direct contact with principals of potential investees. As a result of the foregoing, Azul entered into a loan agreement with PlazaBlue Inc. ("PlazaBlue") (formerly
Antiqnet.com, Inc.), a company in which Tudor Trust had a 70% ownership interest. During fiscal year 2001, Azul advanced PlazaBlue $2,450,000. As a result of PlazaBlue becoming in default on the repayment of the loan, Azul participated in a foreclosure sale of the assets of PlazaBlue and, at the election of Azul, subsequently sold its interest in the assets back to Tudor for the original principal amount of the loan plus accrued interest to the date of sale, March 31, 2001.

Financial capital has historically been provided to Azul by Tudor Trust. Tudor Trust has committed to lend Azul at least $17.5 million, of which approximately $14 million has already been provided. In the future, Azul may receive further investment from Tudor Trust to expand its investment in current and newly acquired companies. There is however, no assurance of further investments from Tudor or of Azul's ability to expand its investments in current or other companies.

The Company's current strategy contemplates maximizing long-term economic gain to its shareholders over time by one or more of the following avenues with respect to each of the companies in which Azul has made an investment; ongoing earnings from Azul's share of operating and other gains of such companies; sale of some or all of Azul's holdings at appreciated values when Azul determines that partial or complete exit is appropriate, funding future growth of such companies by accepting the investment of new equity or debt financing from one or more third parties or related parties in amounts that recognize the appreciated value of Azul's existing holdings, or creating public trading markets for the shares of such companies. There can, however, be no assurance that any of the foregoing results will be achieved.

Capital investments made by Azul in companies may be consumed by operating losses and negative cash flows normally expected in emerging, early-stage, or expanding and growing mid-stage business activities. Therefore, there can be no assurance that Azul will be able to ultimately benefit with respect to any particular company. Also, there can be no assurance that Azul will be able to sell some or all of its holdings or that a company will be successful in obtaining additional capital investments from third parties or related parties.

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

During 1998, XyEnterprise acquired the operating assets of Xyvision, Inc. (now Azul Holdings Inc,) which had been founded in 1982 with the goal of introducing a new generation of production publishing systems to the commercial and corporate marketplace. Xyvision Production Publisher pioneered new concepts for automating the rapid production of high-volume complex documents. Building on this technology, XyEnterprise developed one of the first compound document management systems, Parlance Content Manager (Parlance). Parlance is designed to manage XML content and facilitate the re-use and re-purposing of XML and other data content for Web or other deliverables. Parlance provides history, versioning, workflow, and often has been integrated with Xyvision Production Publisher or other applications to provide an automated publishing process.

Recently, XyEnterprise has begun to offer a broader variety of content management and publishing software solutions. In the first part of calendar year 2000, XyEnterprise introduced a new set of applications; Parlance Content Manager v3.0, Content@ (pronounced contenta), and XML Production Publisher ("XPP"). These applications address the requirement of XML content management, re-use, versioning, workflow and document control in an enterprise environment.

The business of XyEnterprise was formerly wholly owned by Azul. In December 1998 the XyEnterprise business was placed in a new corporation. At the same time, 12.5% of the new company was acquired by Tudor Trust in exchange for a $1,000,000 equity investment. Tudor Trust also provided a $1,000,000 line of credit to XyEnterprise. In February 2000, XyEnterprise was able to attract $7,000,000 in new capital in exchange for a 28.3% ownership interest. As a result of this transaction, the Company recognized a gain of $5,084,694. During February and March 2001, a small group of investors provided an additional $4,000,000 of capital to XyEnterprise in exchange for a 11.3% ownership interest.

NanoFrames is a Delaware limited liability company founded in 1997 for the purpose of completing research and product development in the field of nanotechnology. Such technology, and thusly NanoFrames, is in its early stage of development. However, success in the research and early development phases could result in significant breakthroughs in the creation of building blocks in the nanometer (one billionth of a meter) dimension that could change the technologies of such fields as material science, printing, data transmission and others. Research being done at NanoFrames involves the application of molecular biology to the development of proteins of predictable characteristics that could form the basis for the creation of nano-devices with capabilities applicable in many industrial and scientific fields.

Azul's executive offices are located at 6672 Gunpark Drive, Suite 100, Boulder, CO 80301 (303-448-9441). The Company's website address is http://www.azulholdings.com, XyEnterprise's is http://www.xyenterprise.com, and NanoFrames' is http://www.nanoframes.com.

PRODUCTS AND SERVICES

XyEnterprise provides content management and delivery solutions that enable companies to reduce the cost and time required to create, manage and distribute mission critical information assets. The content management and delivery solutions of XyEnterprise are successfully utilized by customers including product manufacturers, scientific and reference publishers, government agencies and others to effectively manage complex information creation and distribution needs.

Numerous aircraft manufacturers (Boeing, Pratt & Whitney, Embraer, Sikorsky, Gulfstream, Bombardier and others) use XyEnterprise's content management and publishing systems to develop and publish complex technical information used to repair and operate aircraft. Other customers such as Freightliner, Tweddle Litho, EDS and Maruboshi use the software to produce owners manuals and maintenance manuals for truck and automotive manufacturers such as Ford, General Motors, Daimler/Chrysler, Nissan, and others. Information providers, such as legal publishers and professional associations, who are increasingly faced with the need to better manage information content and products use XyEnterprise technology to reduce costs, shorten turnaround time, and generate new revenue by repackaging existing information into new publications or media. Standards organizations and reference publishers such as Cadmus Communications, the Bureau of National Affairs, ASTM, and Underwriter's Laboratories also use the software to create, manage and deliver legal, citation and standards information.

XPP is a server-based composition engine designed to shorten production cycles and reduce publishing production costs by automating composition and pagination of either high-volume and/or typographically-demanding documents frequently from XML source data. A powerful solution for corporate and commercial publishers, XPP streamlines and automates document production and provides "pages per second" performance unmatched by desktop systems.

XPP is frequently used as a publishing engine with a variety of document management systems that support SGML (Standard Generalized Markup Language) or XML (Extensible Markup Language). In fiscal 2001, XyEnterprise released the latest version of XPP (version 7.0) that provides enhanced support for SGML and XML processing and output in formats such as HTML for the worldwide web and Portable Document Format ("PDF") for Adobe Acrobat. A key feature of XPP 7.0 is the ability to preserve and view XML structure on each page. Additional releases of XPP are planned for calendar 2001 that enhance the software's web capabilities, graphical user interface, and automated page assembly capabilities.

The growth of multiple media delivery, the need for customized and localized publications and the growth in the need for timely technical and reference information has increased the demand for powerful document production engines. In fiscal 2001, XPP continued to be incorporated into solutions from companies including Thomson & Thomson, Equitable Life Insurance, Pratt & Whitney and National Fire Protection Association. XyEnterprise believes the speed, power, and background processing capabilities of XML Production Publisher make it the most versatile and powerful batch composition system available today.

Content@ is a robust content management engine that facilitates the creation and management of dynamic XML components from desktop to the Web. Content@ features include collaboration and group authoring and automatic loading of XML encoded data from editors or legacy systems. Once data is in the Content@ database, re-use and automated information assembly for "virtual" publications are easily achievable for critical information assets that need to be managed, revised, and fragment distributed from a secure system. Content@ provides standard interfaces to Framemaker, Xmetal, ArborText EPIC and Microsoft Word software for content creation. It manages at the component level, including XML or SGML objects, graphics, multimedia objects and collections of these objects. Because this content is stored as individual information components, workgroups can edit information once and then share and reuse the same information in multiple documents or formats for multi-channel delivery.

A key feature of Content@ is the integrated workflow application used to automate and manage the information creation and delivery process. This approach can significantly reduce the time and cost associated with traditional information creation and delivery and creates new opportunities for companies to resell information while improving quality and accuracy. Content@ stores data as objects inside relational database technology from Oracle and Informix. This combination of object-oriented and relational technologies provides a reliable, transportable storage environment that can handle large volumes of complex data types while providing fast data access. Content@ is also compatible with a range of hardware and operating system environments including Unix, Microsoft Windows/NT and IBM AIX. The use of proven, industry-standard technology makes Content@ compatible with many existing corporate platform database environments. XyEnterprise integrates several third-party products with Content@ providing a complete integrated publishing solution for customers.

Content@ 3.0, released in November, 2000, has been XyEnterprise's most ambitious new release to date. Features include XML based dynamic import tools, XML workflow wizards for automated content routing and processing, and new graphical user interfaces. In addition, version 3.0 provides completely redesigned application programming interfaces ("API's") built on industry standards including COM, Corba and Java.

PROFESSIONAL SERVICES

XyEnterprise offers a comprehensive range of professional services that includes systems integration, implementation planning, onsite and classroom training, applications support, program management, process reengineering, document analysis, XML analysis and Web consulting. XyEnterprise service professionals are considered experts in analyzing and implementing sophisticated content management, publishing, and electronic delivery systems. In February 2001, XyEnterprise acquired Lightbinders, Inc., and merged their San Francisco based consulting staff into the professional services group. Lightbinders staff has expertise related to the scientific, technical and medical (STM) publishing market, SGML/XML publishing tools and services, as well as data conversion for electronic delivery.

A significant number of XyEnterprise's customers enter into maintenance and support contracts and purchase training and consulting services. As part of a standard software support contract, XyEnterprise provides software and documentation updates and telephone support.

MARKETS, APPLICATIONS AND CUSTOMERS

XyEnterprise  solutions  are  targeted for  businesses  and  organizations  that produce documentation in support of manufactured products (technical documentation), those that produce information as the primary product (commercial publishing), and combinations of the two that use collaborative and remote connectivity to facilitate greater efficiencies. Within the technical documentation arena, XyEnterprise's solutions are used by product manufacturers to support a product or service. Market segments that produce technical documentation include aerospace, automotive, discrete manufacturing, computers, electronics, telecommunications, and transportation companies who publish such documents as maintenance manuals, tariff directories, and end-user documentation. These publications often have a long shelf life, need frequent revisions, and require output in a variety of formats including Interactive Electronic Technical Manuals (IETMs), World Wide Web pages, PDF, and printed pages. Companies that produce technical documentation often produce manuals in loose-leaf format and distribute updates as loose-leaf change pages. XPP's unique Automatic Loose-leaf option enables companies to automatically create update pages when new information is added to previously released documents, enabling users to distribute only changed pages instead of reprints of the entire document. This dramatically reduces printing and warehousing costs, and allows more timely updates of technical information.

XyEnterprise's customers in the technical documentation segment include: Allied Signal, Atraxis/Swiss Air, The Boeing Company, British Aerospace, Cummins Engine, Allison Transmissions, IBM Corporation, Maruboshi, Pratt & Whitney Canada, Raytheon Service Company and the Royal Australian Air Force, among others.

Commercial publishing customers include commercial printers and trade service bureaus; book, journal, and financial publishers; professional associations; financial services and insurance companies; government agencies; and wholesale distributors. In order to remain competitive, commercial printers, publishers, and service providers must be able to efficiently produce high-quality, cost-effective printed and electronic documents. Information providers, such as legal publishers and professional associations, are increasingly faced with the need to better manage information content, versions, and workflow. Content@ Document Manager provides these companies with a complete information management solution that reduces costs, shortens turnaround time, and enables customers to generate new revenue by repackaging existing information into new publications or media. Commercial publishing customers include AAA, American Institute of Physics, American Chemical Society, American Medical Association, British Medical Association, Bureau of National Affairs, Cadmus Communications, Merck & Co., Reed, Telia, Underwriters Laboratories, ValueLine Inc., West Publishing and Wolters Kluwer. Underwriters Laboratories accounted for approximately 18% of revenues for the year ended March 31, 2000; no single customer accounted for more than 10% of revenues for the years ended March 31, 2001, or March 31, 1999.

SALES AND DISTRIBUTION

In North America, XyEnterprise markets its products and related services primarily through its direct sales force. In fiscal 2001, XyEnterprise increased its sales efforts by adding sales consultants geographically throughout the United States and sales management and staff focused on vertical market solutions. In fiscal 2001, XyEnterprise initiated strategic partnerships with Pennant Information Services Limited, BenefitNation and Cadmus Communications. It also continued its strategic relationships with companies such as IBM, CSC, Atraxis, and Telcordia. XyEnterprise maintains a European sales and support headquarters in England with additional offices in Paris, France and Munich, Germany. The Company also has sales and support representatives in Australia. It also resells its products through selected distributors in Europe, Africa, and Asia. Sales to unrelated customers by geographic region for the years ended March 31, 2001, 2000 and 1999, were as follows:
                                   2001            2000            1999
                                   ----            ----            ----
North America                   $7,520,417      $7,980,680      $8,029,850
Western Europe                     881,709       1,127,000       1,861,347
Asia/Pacific                       516,302         301,187         664,000
                                 ---------       ---------       ---------
Total                           $8,918,428      $9,408,867      $10,555,197

Revenue is recognized in accordance with Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition" as amended by "SOP 98-9" "Software Revenue Recognition." XyEnterprise's systems revenue is derived from licensing of its page composition, content management and third party software. Service revenues include maintenance and support, consulting and training services. Revenue from license arrangements is recognized upon shipment of the product if collection of the resulting receivable is probable and remaining vendor obligations are insignificant. The strategy of providing customers with complete integrated publishing solutions may result in bundling of services with software and recognition of software licensing revenue and services over the length of the implementation in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction Type Contracts" using the relevant guidance of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production Type Contracts." Service revenues include maintenance and support, consulting, and training services. Payments received in advance of delivery are recorded as deferred revenue in the consolidated balance sheet until goods or services are delivered. Revenues from annual maintenance contracts are recognized ratably over the duration of the related contracts. Revenue for consulting and training is recognized when the services are performed and collectibility is deemed probable.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted SAB 101 on April 1, 2000, and it did not have any impact on the Company's financial position or results of operations.

RESEARCH AND DEVELOPMENT

The market for XyEnterprise's products is characterized by rapid technological change that requires continuous enhancement of existing products and the development of new products. During the past three fiscal years, XyEnterprise has invested 34 - 47% of its revenues in product development and engineering, including capitalized development costs. In the future, product development efforts will focus on enhancing its open-architecture systems, enhancing ease-of-use with graphical user interfaces, increasing the price/performance of its products, enhancing web based access mechanisms and developing software for specific application needs. During fiscal years 2001, 2000, and 1999, the Company incurred research and development expenses, net of capitalized software development costs, in the amounts of $4,049,924, $3,241,969, and $3,776,692, respectively. Capitalized software development costs during these periods were $125,000, $0, and $263,000, respectively.

The Company believes it is appropriate for XyEnterprise to continue to invest a significant portion of its revenues in development of both XPP and Content@ product lines to remain competitive in its markets.

COMPETITION

The markets for XyEnterprise's products are characterized by intense competition, rapid technology developments, and frequent new product introductions. Future success will depend on its ability to enhance its existing products on a timely basis, meet changing customer needs, and respond to emerging standards and other technological changes. Competition is usually based on price/performance, functionality differences, quality and extent of service and support, and the financial strength of the vendor. Many of XyEnterprise's competitors have greater financial, technical, and other resources, greater name recognition, and a larger installed base of customers.

XPP  competitors  include  Advent  3B2,  Miles  33,  and  Datalogics.   Content@
competitors include Documentum, Chrystal (a Xerox New Enterprise Company) and Arbor Text.

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

PATENTS, LICENSES, AND TRADEMARKS

XyEnterprise relies on copyright, patent, and trade secret laws to protect its technology. XyEnterprise Solutions and XyEnterprise are registered trademarks. XyEnterprise also uses the following trademarks: Content@, Parlance, WebPorter and SGML Conductor. All other trademarks and trade names referred to in this Annual Report are the property of their respective owners.

XyEnterprise has acquired non-exclusive licenses for certain software from several companies. These licenses permit it to grant sublicenses to its customers. Loss of these rights to grant sublicenses to its customers on some of these software products could have a material adverse effect on the Company.

EMPLOYEES

As of March 31, 2001, Azul had 1 full time employee, whose employment terminated on June 30, 2001. Azul has a permanent part time Chief Financial Officer in addition to its permanent part time Chief Executive Officer. For a short time during early 2001 the Company employed a full time President. Both the Chief Executive and the Chief Financial officers provide their services to Azul on an as needed basis. The Company contracts for its legal, accounting, and other services. To date the Chief Executive Officer has agreed to serve without cash compensation for his services. As of March 31, 2001, XyEnterprise employed 108 persons, which included 26 in research and development, 28 in sales and marketing, 36 in customer support, and 18 in finance and administration. Additional resources, particularly in research and development and customer support are provided by engineering and consulting outsource partners. NanoFrames employs the services of two full time molecular biologists in addition to having available the services of an additional senior research scientist in the field of nanotechnology and other business specialists on an as-needed basis.

XyEnterprise fits the category of companies that is commonly referred to as an "intellectual property" company. As such, management believes that the future success of XyEnterprise will depend in large part on its ability to attract and retain qualified employees. Due to the competitive market for skilled software engineers and other employees in the greater Boston area, XyEnterprise from time to time experiences difficulty in hiring and retaining personnel. XyEnterprise also employs independent contractors located in the US and abroad to support its research and development, marketing and administrative organizations. Its employees are not represented by a labor union, and it has never suffered an interruption of business as a result of a labor dispute. XyEnterprise believes its employee relations are good.

RISK FACTORS

In addition to other information contained in this report, investors should carefully consider the following factors when evaluating Azul:

Future operations of the Company depend on the Company's ability to raise additional capital or borrow additional funds from Tudor Trust, its principal shareholder, and others. Further, future results of operations are dependent on individual companies meeting or exceeding the returns on investment and growth potentials anticipated by Azul. Azul investments are made in companies in their emerging, early stages, and mid-stages of their development and which participate in high technology arenas. As such, these investment are speculative in nature and can result in significant profits or losses to early investors like Azul. Further, the Company is dependent on the continued forbearance by the holders of the Debentures, 15% Promissory Notes and 4% Promissory Notes (Note 7 to the Consolidated Financial Statements).

Future operating results of XyEnterprise will depend upon many factors including the demand for its products, the level of product and price competition, the length of its sales cycle, the timing of individual license transactions, the mix of products and services sold, and the delay or deferral of customer implementations. Results of operations are also dependent on XyEnterprise locating and recruiting new hires, expanding its direct sales force and indirect distribution channels, and developing and introducing new products and product enhancements timely. Additional factors include activities of and acquisitions by competitors, changes in foreign currency exchange rates, and general domestic and international economic and political conditions. Sales generally reflect a relatively high amount of revenues per order. The loss or delay of individual orders, therefore, could have a significant impact on revenues and quarterly results. In addition, the timing of license revenue is difficult to predict because of the length of the sales cycle, which is typically six to twelve months from the initial contact. Because operating expenses are based on anticipated revenue trends and because a high percentage of the Company's expenses are relatively fixed, a delay in the recognition of revenue from a limited number of license transactions could cause significant variations in operating results from quarter to quarter and could result in losses.

The financial statements of the Company have been prepared assuming that it will continue as a going concern, as set forth in the report of its independent auditors. The Company however has sustained recurring losses from operations, has a working capital deficiency, and has a substantial stockholders' deficit. The Company has also been in default for a number of years on interest payments due on its outstanding unsecured debentures and promissory notes, exclusive of its senior secured obligations to Tudor Trust. These uncertainties necessarily represent substantial risks with respect to the ability of the Company to continue as a going concern.

RELATED PARTY TRANSACTIONS

The Company maintains a credit facility with Tudor Trust in the aggregate principal amount of up to $17,500,000. The current President and Chairman of the Board of Directors of the Company is also Chairman of the Board of Directors of XyEnterprise, the Chairman of NanoFrames, and is the sole trustee and beneficiary of Tudor Trust. Each of these positions are held without compensation. Through shares of common stock of the Company owned by Tudor Trust and shares which Tudor Trust has the right to acquire by the conversion of debt, Tudor Trust controls the Company. Tudor Trust also directly holds a minority stock interest in XyEnterprise; and a majority stock interest in PlazaBlue, Inc. and its successor company, 2001 Investments LLC; and in NanoFrames. The transactions between the Company, XyEnterprise, and NanoFrames with Tudor Trust have been unanimously approved by the independent members of the board of directors of each company.

During the fiscal year, the Company provided a $2,450,000 loan to PlazaBlue Inc. Tudor Trust held a majority interest in PlazaBlue Inc. as a result of stock owned and stock which it had a right to acquire through the conversion of debt. As a result of default by PlazaBlue in the repayment of its debts, the lenders, including Tudor Trust and Azul, foreclosed on the assets of PlazaBlue. Effective March 31, 2001, the Company, at the election of Azul, sold its entire interest in the Assets to Tudor Trust for its carrying value in the company.

Effective March 31, 2001, the Company entered into an agreement with Tudor Trust to purchase shares of XyEnterprise from Tudor Trust such that the Company's interest in XyEnterprise would exceed 50% even in the event of conversion to common stock of the recently issued convertible preferred stock. Accordingly, during March 2001 the Company acquired an additional 575,000 shares of XyEnterprise common stock in exchange for the issuance of 1,092,500 shares of Azul common stock. The transaction was based upon the values of the XyEnterprise and Azul common stocks at the last sales price for XyEnterprise common shares and the value of the Azul shares at the close of business on March 31, 2001, the effective date of the agreement.

In March 2001, Tudor Trust and the Company agreed to amend their loan agreement extending the maturity date to March 31, 2002. Tudor Trust and the Company also agreed that the interest payable of $1,621,024 be added to and become part of the principal sum of the indebtedness, and agreed that interest for subsequent periods would similarly be added to and become part of the principal in the event that Tudor fails to elect to receive such interest in the form of common stock of the Company.

All transactions among the companies have been approved by the independent members of the Boards of Directors of each company.

ITEM 2. Properties

Azul maintains an office leased on a monthly basis for its administrative offices, located in Boulder, Colorado. There are no long term commitments relative to this location.

XyEnterprise's executive, administrative, research and development, and home office sales support facilities, which consist of approximately 31,200 square feet of office space, are located in Reading, Massachusetts. This facility is occupied under a lease which expires in January, 2002 and which requires monthly payments totaling $593,800 per year. XyEnterprise also leases smaller sales and service facilities at other locations in the United States and abroad.

NanoFrames maintains approximately 400 square feet of space as a molecular biology research lab and office on a monthly basis in Boston, MA.

ITEM 3. Legal Proceedings

Azul has been advised that certain minority shareholders of PlazaBlue have retained counsel for the purpose of possibly asserting a claim against Azul, the president of Azul, Tudor Trust and one other person with respect to transactions of such persons with PlazaBlue. As discussed under Item 1 above, Azul and Tudor Trust made loans to PlazaBlue that subsequently became in default and resulted in a foreclosure on the assets of PlazaBlue. Azul believes, based on the advice of counsel after a review of the facts and circumstances related to the possible claim, that the claim is without merit. Counsel for Azul has commenced discussions with the potential claimants for the purpose of avoiding the claim. However, there can be no assurance that a legal proceeding asserting the claim will not be subsequently initiated against Azul.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 31, 2001.

     Executive Officers of the Registrant

     The executive officers of the Company are as follows:

    Name                                Age      Position

    Jeffrey L. Neuman......  57       President, Chairman of the Board and Chief Executive Officer of Azul, Chairman of
                                      the Board of XyEnterprise, and Chairman of NanoFrames

    Edward S. Wittman......  54       Chief Financial Officer, Vice-President, Secretary and Treasurer of Azul, and Chief
                                      Operating Officer of NanoFrames

    Kevin J. Duffy.........  46       President and Chief Executive Officer of XyEnterprise

Mr. Neuman has been Chairman of the Board of Directors of Azul since 1996 and been President and Chief Executive Officer since 1999. He is also Chairman of XyEnterprise. Mr. Neuman has been a private investor since 1986 when he founded Tudor Trust, a merchant banking firm which has interests in a number of public and private companies. Mr. Neuman received his BA from the University of Pennsylvania and his MBA from the Wharton School of Business.

Mr. Wittman joined Azul in May 2000 as Vice President, Chief Financial Officer, Secretary and Treasurer. Since April 2001 he has also served as Chief Operating Officer for NanoFrames. For the previous nine years he has been President of Wittman Associates Inc., a privately held consulting services firm specializing in strategic and managerial services to entrepreneurships, both privately and publicly held. From October 1997 through March 1999 he served as Vice President of Business Development for Itex Corporation, a publicly held company. He has held or presently holds positions as member of the board for several corporations and not-for-profit organizations. Previously Mr. Wittman has served in various operations and financial management positions for publicly-held and private organizations. He holds a BSBA from California State University and an MBA from the University of Colorado.

Mr. Duffy was elected President and Chief Executive Officer of XyEnterprise in December 1998. Mr. Duffy joined the Company in June 1983. In December 1995 he was promoted to Senior Vice President and General Manager, Xyvision Publishing Group. From April 1991 to December 1995 he served as Vice President, North American Sales.

Each officer serves at the discretion of the Company's board of directors or of XyEnterprise's board of directors. There are no family relationships among any of the directors and executive officers of the Company.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Azul Holdings Inc.'s common stock is currently traded through the OTC Bulletin Board under the symbol "AZUL". Price per share of Azul Holdings Inc. common stock is reported on the OTC Bulletin Board and through the National Quotation Bureau Pink Sheets.

The following table sets forth the reported high and low bid quotations for the Company's common stock for the periods indicated, as reported on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

                                           High             Low

Fiscal Year Ended March 31, 2001
April 1 - June 30.......................  $5.50            $2.63
July 1 - September 30...................   4.50             3.13
October 1 - December 31.................   4.25             1.63
January 1 - March 31....................   3.96             1.25

Fiscal Year Ended March 31, 2000
April 1 - June 30.......................  $ .81            $ .69
July 1 - September 30...................    .69              .56
October 1 - December 31.................   2.19              .53
January 1 - March 31....................  11.13             1.50

As of June 20, 2001, there were approximately 537 holders of record of the common stock. No cash dividends have been declared on the common stock since Azul's formation. The Company does not expect to declare cash dividends on the common stock in the foreseeable future. The Company cannot pay dividends on the common stock until accrued dividends on Series B preferred stock are paid or at any time while shares of Series C preferred stock are outstanding. The Delaware General Corporation Law and the Company's line of credit agreement with Tudor Trust each currently prohibit the payment of dividends on the common stock.

During the fiscal year ended March 31, 2001, Azul issued the following securities, which were not registered under the Securities Act of 1933:

o 1,142,900 shares of common stock to Tudor Trust in payment of accrued interest in the amount of $1,870,816 under the credit facility agreement between Tudor Trust and Azul,

o 1,092,500 shares of common stock to Tudor Trust in exchange for the transfer of 575,000 shares of XyEnterprise common stock from Tudor Trust to Azul, which were valued at $1,638,750,

o warrants to purchase 500,000 shares of common stock to Tudor Trust which expired on March 31, 2001, at an exercise price of $5.25 per share as consideration for extension of the credit facility to March 31, 2001,

o warrants to purchase 500,000 shares of common stock to Tudor Trust, which expire on March 31, 2002 at an exercise price of $3.00 per share as consideration for extension of the credit facility to March 31, 2002, and

o warrants to purchase 15,000 shares of common stock to Greenley Capital Company at an exercise price of $3.25 per share as consideration for consulting services.

These securities were not registered under the Securities Act of 1933 in reliance on Rule 506 of Regulation D promulgated by the SEC since the recipients are accredited investors and certificates representing the shares and the warrants bear a legend restricting the transfer of those securities.

ITEM 6. Selected Financial Data

The following table summarizes certain selected financial data and should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

                                                                                  Fiscal Year Ended March 31,
                                                         ---------------------------------------------------------------------------
                                                              2001             2000           1999            1998          1997
                                                              ----             ----           ----            ----          ----
                                                                             (in thousands, except per share data)

Income Statement Data
Revenues............................................        $   8,918      $    9,409      $  10,555         $ 16,501      $22,234
Gross margin........................................            4,051           4,030          4,570            5,675       10,406
Operating expenses..................................           10,976           9,030         11,762           12,574       10,765
Loss from operations................................           (6,925)         (5,000)        (7,192)          (6,899)        (359)
Minority interest share of loss.....................            3,386           2,143            ---             ---           ---
Loss from operations after minority
 interest share.....................................           (3,538)         (2,857)        (7,192)          (6,899)        (359)
Gain on capital transactions of subsidiary..........              ---           5,085            ---             ---           ---
Income (loss) before extraordinary item (1)                    (7,831)            441         (8,707)          (7,913)      (1,359)
Net income (loss) allocable to common stock -
    holders (1).....................................           (7,926)            701         (8,801)          (8,007)      (1,353)
Income (loss) per share:
 Basic (1)..........................................       $    (2.12)    $      0.24     $    (3.08)      $   (2.81)   $    (.56)
 Diluted (1)........................................       $    (2.12)    $      0.10     $    (3.08)      $   (2.81)   $    (.56)
Weighted average shares outstanding:
 Basic..............................................            3,741           2,857          2,854            2,854        2,419
 Diluted............................................            3,741          10,169          2,854            2,854        2,419

Financial Position at March 31
Cash and cash equivalents...........................        $   4,418       $   6,890     $      446       $      357    $     261
Working capital deficit.............................          (13,739)        (11,761)       (15,918)         (10,788)      (4,834)
Total assets........................................           10,023           9,871          4,066            6,916        9,977
Long-term debt......................................           --               1,850          --              --              165
Stockholders' deficit...............................          (15,633)        (14,809)       (15,731)          (8,847)      (1,867)

Other Information
Research and development expenditures,
 including capitalized software costs...............         $  4,175          $3,242         $4,040          $ 4,743      $ 4,381


         (1) Fiscal 2001 results include an unusual charge to earnings in the amount of $2,794 or $.75 per basic and diluted share as a result of the settlement of an interest obligation by the issuance of common stock. Fiscal 2000 results include an extraordinary gain of $353 or $.12 per basic share and $.03 per diluted share from the early extinguishment of debt. Fiscal 1997 results include an extraordinary gain of $100, or $.04 per share from the exchange of Debentures for unsecured, unsubordinated promissory notes and shares of common stock (also, see Note 7 of the Notes to Consolidated Financial Statements).

Quarterly Financial Data (Unaudited)

The Company's interim financial information for the quarterly period ended June 30, 2000 has been reclassified to include in Other income and expense, net, a loss of $2,794 incurred on settlement of an accrued interest liability. The Company's interim financial information for the quarterly period ended September 30, 2000 has been restated to reverse a previously recorded $900,000 gain on a capital transaction of a subsidiary.

In thousands  (except per share amounts)

                                                                                 Quarters Ended
                                                             ------------- ---------------------------- ---- -------------
                                                             ---------------- --------------- -------------- -------------
                                                                 6/30/00         9/30/00        12/31/00       3/31/01
                                                             (Reclassified)    (Restated)*
                                                             ---------------- --------------- -------------- -------------
Fiscal Year 2001
Revenues                                                            $ 2,093        $ 1,659        $ 2,315      $ 2,851
Cost of sales                                                         1,180          1,056          1,219        1,412
Operating expenses                                                    2,345          2,561          2,690        3,380
Minority interest share of loss                                         578            782            676        1,350
Other income (expense)                                               (3,189)          (317)          (330)        (457)
Net loss allocable to common stockholders                           $(4,067)       $(1,516)       $(1,272)     $(1,071)
Weighted average number of shares of common stock
outstanding                                                           3,297          3,884          3,884        3,899
Basic  loss per share                                               $ (1.23)       $ (0.39)       $ (0.33)     $ (0.27)
Diluted  loss per share                                             $ (1.23)       $ (0.39)       $ (0.33)     $ (0.27)

                                                                                 Quarters Ended
                                                                 --------------------------------------------------------
                                                                 --------------------------------------------------------
                                                                    6/30/99        9/30/99       12/31/99      3/31/00

Fiscal Year 2000
                                                                --------------------------------------------------------
                                                                --------------------------------------------------------
Revenues                                                             $2,624         $2,330         $2,293       $2,162
Cost of sales                                                         1,438          1,417          1,217        1,307
Operating expenses                                                    2,247          2,299          2,116        2,368
Minority interest share of loss                                         802            948            ---          393
Other income (expense), net (including $5,085 of gain on
capital transactions of a subsidiary in the quarter ended
March 31, 2000)                                                        (429)          (432)          (449)       4,608
Income (loss) before extraordinary item                                (688)          (870)        (1,489)       3,488
Extraordinary item - gain on early extinguishment of debt               353            ---            ---          ---
Net income (loss) allocable to common stockholders                   $ (359)        $ (893)       $(1,512)      $3,465
Weighted average number of shares of common stock
outstanding                                                           2,854          2,854          2,854        2,867
Basic earnings (loss) per share                                      $(0.13)        $(0.31)        $(0.53)       $1.21
Diluted earnings (loss) per share                                    $(0.13)        $(0.31)        $(0.53)       $0.35

*  See Note 12 to Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 2001 COMPARED TO YEAR ENDED MARCH 31, 2000

During August 2000, Tudor Trust exercised its option to convert $1,850,000 of its outstanding term loan due from XyEnterprise to common stock of XyEnterprise at the rate $2.85 per share, the same value at which shares of common stock were sold to third parties during February, 2000, in accordance with the option created at that time.

In an independent transaction, XyEnterprise attracted additional equity investment, and during February and March, 2001, sold shares in a newly created class of preferred stock to unrelated third parties totaling $4,000,000. Of this amount, a single investor, Cadmus Communications, invested $3,000,000. The issuance of these shares reduced the Company's proportionate interest in XyEnterprise to 47.5%. Effective March 31, 2001, the Company purchased 575,000 shares of XyEnterprise common stock from Tudor Trust for the issuance of 1,092,500 shares of Azul common stock, based on the most recent sale price for XyEnterprise common stock and the market price at the close of business on March 31, 2001, for Azul stock. This transaction increased the Company's ownership interest in XyEnterprise to 52.5% and the Company accounted for this transaction as an acquisition of minority interest and recorded goodwill of approximately $1,616,000.

Common  and  preferred  stock of  XyEnterprise  held by  parties  other than the
Company are classified as minority interest in the Company's consolidated balance sheet and not included in consolidated stockholders' deficit. The Company charges a pro rata share of XyEnterprise's losses to the Company's common interest and to the minority common interest in proportion to the respective ownership interest percentages. If either the Company's or the minority's common interest is fully eliminated, further losses are charged to the remaining Company or minority common interest until it is fully eliminated, after which any further losses are charged to the balance of any existing preferred minority interest. After any preferred minority interest is eliminated, further losses are fully absorbed in the consolidated profit and loss of the Company. The minority interests' share of losses of XyEnterprise were $3,386,333 in 2001, $2,142,874 in 2000 and $0 in 1999.

During fiscal year 2001, the Company made loans totaling $2,450,000 bearing interest at 10% which had an original due date of September 30, 2000, that was subsequently extended to November 30, 2000, to PlazaBlue, Inc., a company in which Tudor held a majority interest. PlazaBlue was a fine art, antique and collectibles Internet store front and auction house. PlazaBlue was not able to secure equity funding to enable it to repay the loan when due. In December 2000, PlazaBlue defaulted on the repayment of that debt. During January 2001, Azul and Tudor participated in the purchase of the assets of PlazaBlue in a foreclosure sale. Shortly thereafter, part of the acquired assets were sold to GoAntiques, Inc. for a 19% interest in GoAntiques, a development stage privately-held company providing an internet auction site. Effective March 31, 2001, at the election of Azul, the Company sold its entire interest in the assets to Tudor Trust at the Company's carrying value in 2001 Investments LLC, resulting in no gain or loss to Azul. The transaction was completed as a reduction in debt owed to Tudor Trust by the Company.

XyEnterprise derives its systems revenues from the licensing of its page composition, content management and third party software. Services revenues include maintenance, support, consulting and training. Cost of systems sales is comprised of the amortization of capitalized product development costs, royalty and third-party product expenses for the licensing or resale of technology. Cost of sales of services includes personnel-related costs incurred in providing consulting, training and telephone support to our customers, costs of third party contractors and other allocated expenses of the organization.

Revenues for 2001 decreased $491,000, a 5% decline, from $9,409,000 in fiscal 2000 to $8,918,000 in 2001. The decrease in revenues in fiscal 2001 reflected a decline in new orders during the first six months of the year as customers anticipated previously announced new product releases which became available in the second half of the year. Revenues for the second half of the year were $5,166,000, a 38% increase over the first six months of 2001. Systems revenue were $2,347,000, a 10% decrease from $2,600,000 in 2000. Systems revenues for the second half of the year were $1,680,000, a 152% increase over the first six months of 2001. Service revenues decreased 3% in fiscal 2001 primarily associated with the initial decline in systems revenue for the first six months of the year.

Gross margins were 45% of revenues in 2001, a slight improvement from 43% in 2000. Systems margins were 75% of systems revenues in fiscal 2001, a significant improvement over 61% in 2000. The improvement in systems margins is a result of lower third party software costs than those associated with fiscal 2000 sales. Service margins were 35% of service revenues in 2001, approximately the same as 2000.

Research and development costs, including capitalized software development costs, were $4,175,000 in 2001, an increase from $3,242,000 in 2000, representing 47% and 34% of revenues for 2001 and 2000, respectively. Capitalized software costs were $125,000 and $0 in 2001 and 2000, respectively. The increase in research and development expenditures in fiscal 2001 included increased spending due to increased contract engineering expenses related to the development and testing of the new products releases. Further, XyEnterprise recorded a reserve based on its evaluation of the collectibility of a note receivable for $500,000 it had previously advanced to a vendor to complete a product to be used to create XML versions from Microsoft Word files. Although XyEnterprise has recently sold a limited number of licenses of this product, the loan was determined to be impaired due the vendor's limited financial resources and limited revenue growth of its primary product.

Marketing, general and administrative expenses were $6,926,000 in 2001 as compared to $5,788,000 in fiscal 2000. The 20% increase in expenses in 2001 was primarily the result of hiring and developing an expanded sales and marketing staff, initiating marketing programs for new product releases and general management advisory services at XyEnterprise. In addition, Azul had employed the services of a paid President for a five-month period and a permanent part-time Chief Financial Officer for a nine-month period of 2001.

Interest income was $351,194 and $59,435 in 2001 and 2000, respectively. The increase in interest income resulted from the investment of cash proceeds from the private placement offering closed by XyEnterprise in the fourth quarter of fiscal 2000. Interest expense accrued to third parties was $123,000 and $147,000 in fiscal 2001 and 2000, respectively. Interest expense accrued to Tudor Trust, the largest stockholder of the Company, remained level at $1,727,000 in fiscal 2001 and $1,699,000 in fiscal 2000. The interest expense payable to third parties includes the interest obligation due on the Company's 6% Convertible Subordinated Debentures (the "Debentures") and the quarterly interest payments due on the 4% Promissory Notes.

In October 2000, Azul agreed to invest up to $500,000 in NanoFrames, LLC. Tudor Trust also has an interest in NanoFrames. As of March 31, 2001, $245,900 had been advanced to NanoFrames. These funds were used for the purchase of laboratory equipment and supplies, salaries, and rent and office expenses.

During fiscal 2001, Tudor Trust and the Company agreed that the interest payable for the period from January 1, 1999, through March 31, 2000, would be paid by the issuance to Tudor of 984,624 shares of common stock of the Company. The Company also agreed that on or before March 31, 2001, interest for the period July 1, 1998, through December 31, 1998 would be convertible into 158,266 shares of common stock of the Company at the option of Tudor. Azul recorded a loss on settlement of an accrued interest liability of $2,794,000 as a result of this transaction. During fiscal 2000, the Company realized an extraordinary gain of $353,000 on the extinguishment of certain indebtedness.

YEAR ENDED MARCH 31, 2000 COMPARED TO YEAR ENDED MARCH 31, 1999

During the fiscal year ended March 31, 2000, XyEnterprise attracted additional equity investments totaling $7,850,000. While the issuance of new common stock of XyEnterprise decreased the Company's proportionate interest in XyEnterprise to 57.4%, the increased book value of the Company's interest after the new stock issuance resulted in a gain to the Company of $5,085,000, which has been included in the Statement of Operations.

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

Marketing, general and administrative expenses were $5,788,000, or 62% of revenues, in 2000 as compared to $7,985,000, or 76% of revenues, in fiscal 1999. The 27% decrease in expenses in 2000 was primarily the result of a reduction in overall personnel costs, reduced sales and marketing expenditures pending new product releases, and the sale of the Contex division in fiscal year 1999. XyEnterprise anticipates increasing marketing and general and administrative expenses in fiscal 2001 as it increases the promotion of upcoming new products and rebuilds the sales and marketing staff.

Interest income was $59,000 and $15,000 in 2000 and 1999, respectively. The increase in interest income resulted from the investment of cash proceeds from the private placement offering closed by XyEnterprise in the fourth quarter of fiscal 2000. Interest expense accrued to third parties was $147,000 and $94,000 in fiscal 2000 and 1999, respectively. Interest expense accrued to Tudor Trust was $1,699,000 in fiscal 2000 and $1,436,000 in fiscal 1999. The increase is a result of increased borrowings and interest rates. The interest expense payable to third parties includes the interest obligation due on the Company's Debentures and the quarterly interest payments due on the 4% Promissory Notes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, XyEnterprise had cash and cash equivalents of $4,275,000 which is a decrease of $2,566,000 from the previous fiscal year end. This decrease in cash for fiscal 2001 resulted from a use of cash for operating and investing activities of $5,675,000 and $1,003,000, respectively, offset by cash provided from financing activities of $4,112,000.

In fiscal 2001, XyEnterprise invested $438,000 in capital assets. XyEnterprise anticipates that it will continue to invest in capital assets as required to support its product development efforts and general business needs.

As of March 31, 2001, Azul has a $17,500,000 amended line of credit with Tudor Trust, the largest stockholder of the Company, of which $14,308,000 ,was outstanding at March 31, 2001. The grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors of Azul and XyEnterprise. This credit line, which is payable March 31, 2002, is collateralized by the Company's stock in XyEnterprise and has been used for working capital and general business purposes. The first $5,000,000 of the principal balance outstanding bears interest at 6% per year and the remaining principal balance bears interest at 8% per year. (See Note 5 to Consolidated Financial Statements).

See Note 7 to the Consolidated Financial Statements for a description of the Company's efforts to restructure the outstanding Debentures, 15% Promissory Notes and 4% Promissory Notes. Despite the fact that the Company has successfully restructured 96% of the Debentures, the Company can give no assurance about the outcome of continued restructuring efforts and does not expect the matters to be resolved in the near future.

The Company accrued dividends of $94,000 annually on Azul's Series B preferred stock during 2001, 2000, and 1999.

The Company reported a net loss allocable to common stockholders of $7,926,000 in fiscal 2001 and net income allocable to common stockholders of $701,000 for fiscal 2000, respectively. This difference can be attributed primarily to the gain on capital transaction of a subsidiary during 2000 of $5,085,000 that did not recur in 2001.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and has a substantial working capital deficiency and a stockholders' deficit at March 31, 2001 and is in default on its 6% Convertible Subordinated Debentures, 15% Promissory Notes, and 4% Promissory Notes (See Note 7 to Consolidated Financial Statements). The Company's attainment of profitable operations and sufficient additional financing, as well as the continued forbearance of its debenture holders, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company anticipates that its cash requirements for fiscal 2002 will be satisfied mainly from its working capital and credit line, assuming the continued forbearance by the holders of the 6% Convertible Subordinated Debentures, 15% Promissory Notes and 4% Promissory Notes.

FOREIGN CURRENCY - CONVERSION TO EURO

The euro has been adopted by the European Union as their legal currency. There was no effect on the operations of XyEnterprise and its subsidiaries as a result.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Internationally, XyEnterprise invoices customers primarily in local currency. XyEnterprise is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. Neither the Company nor XyEnterprise enters into foreign currency hedge transactions. Through March 31, 2001, foreign currency fluctuations have not had a material impact on the financial position or results of operations of the Company.

ITEM 8. Financial Statements and Supplementary Data



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Azul Holdings Inc.:


We have audited the accompanying consolidated balance sheet of Azul Holdings Inc. and subsidiary (the "Company") as of March 31, 2001 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2001 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the year ended March 31, 2001 have been prepared assuming that the Company will continue as a going concern. As described in Notes 1 and 7 to the consolidated financial statements, the Company's recurring losses from operations, working capital deficiency, stockholders' deficit and default on its 6% Convertible Subordinated Debentures, 15% Promissory Notes, and 4% Promissory Notes raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 1 and 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP
Denver, Colorado

June 29, 2001

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of Azul Holdings Inc. for any period subsequent to March 31, 2000.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Azul Holdings Inc. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


New York, New York
May 12, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Azul Holdings Inc.:

In our opinion,  the  accompanying  consolidated  statements of  operations,  of changes in stockholders' deficit and of cash flows present fairly, in all material respects, the results of operations and cash flows of Azul Holdings Inc. (formerly Xyvision, Inc.) and its subsidiaries for the year ended March 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements of Azul Holdings Inc. for any period subsequent to March 31, 1999.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the fiscal 1999 financial statements, the Company has incurred recurring losses from operations, a working capital deficit, stockholders' deficit and is in default on interest payments on its 6% Convertible Subordinated Debentures, 15%Promissory Notes and 4% Promissory Notes. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the fiscal 1999 statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
June 25, 1999

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2001 AND 2000

ASSETS                                                                                                   2001                2000
                                                                                                         ----                ----
Current assets:
Cash and cash equivalents...................................................................        $ 4,418,033         $ 6,889,513
Accounts receivable:
  Trade, less allowance for doubtful accounts of $154,516
    and $224,345 at March 31, 2001 and 2000, respectively...................................          1,892,496           1,746,952
Other current assets........................................................................            910,223             360,511
                                                                                                ---------------        ------------
Total current assets........................................................................          7,220,752           8,996,976
Property and equipment, net.................................................................            608,530             547,552
Goodwill....................................................................................          1,697,919             --
Investment in unconsolidated entity.........................................................            245,894             --
Other assets, net, principally capitalized software costs ..................................            250,006             326,836
                                                                                                ---------------        ------------
Total assets................................................................................       $ 10,023,101         $ 9,871,364
                                                                                                   ============         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable to stockholder................................................................        $14,307,911         $12,357,150
Current portion of long-term debt...........................................................          1,895,089           1,872,056
Accounts payable and accrued expenses.......................................................          1,658,359           3,591,971
Deferred service revenues...................................................................          1,640,280           1,657,627
Other current liabilities...................................................................          1,458,009           1,279,073
                                                                                                 --------------       -------------
Total current liabilities ..................................................................         20,959,648          20,757,877
Notes payable to stockholder - long term....................................................               --             1,850,000
                                                                                                -----------------     -------------
Total liabilities ..........................................................................         20,959,648          22,607,877
                                                                                                 --------------        ------------

Minority interest in subsidiary.............................................................          4,696,279           2,072,430
                                                                                                 --------------       -------------
Commitments and contingencies
Stockholders' deficit:
  Capital stock:
    Series preferred stock, $1.00 par value; 1,700,000 shares
      authorized; no shares issued and outstanding..........................................           ---                  ---
    Series B convertible preferred stock, $1.00 par value; 300,000 shares authorized; 229,131 and 232,407 shares issued and outstanding at March 31,
      2001 and 2000 respectively (aggregate liquidation preference of $3,349,763
      and $3,306,536, respectively)..........................................................           229,131             232,407
    Series C convertible preferred stock, $1.00 par value; 1,000,000 shares authorized; 175,000 shares issued and outstanding at
      March 31, 2001 and 2000 respectively (aggregate liquidation  preference of $1,750,000).           175,000               1,750
    Common stock, $.03 par value; 25,000,000 shares authorized;
      5,231,622 and 2,991,496 shares issued and outstanding at
      March 31, 2001 and 2000, respectively, ...............................................            156,949              89,745
Additional paid-in capital..................................................................         59,959,543          53,094,764
Accumulated deficit.........................................................................        (74,984,912)        (67,059,072)
                                                                                                  --------------       -------------
                                                                                                    (14,464,289)        (13,640,406)
Less:
Treasury common stock, at cost; 95,333 shares at March 31, 2001 and
  2000, respectively .......................................................................         (1,168,537)         (1,168,537)
                                                                                                  --------------      --------------
Total stockholders' deficit.................................................................        (15,632,826)        (14,808,943)
                                                                                                  --------------       -------------
Total liabilities and stockholders' deficit.................................................    $    10,023,101       $   9,871,364
                                                                                                ===============       =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999


                                                                           2001             2000             1999
                                                                           ----             ----             ----

Revenues:
  Systems..............................................................     $2,347,079       $2,599,690       $3,474,551
  Service..............................................................      6,571,349        6,809,177        7,080,646
                                                                         -------------    -------------    -------------
      Total revenues...................................................      8,918,428        9,408,867       10,555,197
                                                                         -------------    -------------     ------------
Cost of sales:
  Systems..............................................................        596,750       1,008,890         1,371,012
  Service..............................................................      4,270,548        4,370,172        4,613,865
                                                                         -------------    -------------    -------------
      Total cost of sales..............................................      4,867,298        5,379,062        5,984,877
                                                                         -------------    -------------    -------------
Gross margin..........................................................       4,051,130        4,029,805        4,570,320

Operating expenses:
  Research and development.............................................      4,049,924        3,241,969        3,776,692
  Marketing, general, and administrative...............................      6,926,015        5,787,637        7,985,172
                                                                         -------------    -------------    -------------
      Total operating expenses.........................................     10,975,939        9,029,606       11,761,864
                                                                          ------------    -------------     ------------
Loss from operations...................................................     (6,924,809)     (4,999,801)       (7,191,544)
Minority interest share of loss                                              3,386,333        2,142,874              --
                                                                         -------------    -------------   --------------
Loss from operations after minority interest share                          (3,538,476)      (2,856,927)      (7,191,544)
                                                                          -------------   -------------      ------------
Other income (expense), net:
  Gain on capital transactions of subsidiary...........................            ---        5,084,694              ---
  Loss on settlement of an accrued interest liability - stockholder....     (2,793,550)             ---              ---
  Interest income......................................................        351,194           59,435           14,639
  Interest expense - third party.......................................       (123,511)        (147,301)         (93,627)
  Interest expense - stockholder.......................................     (1,727,377)      (1,698,527)      (1,436,299)
                                                                          -------------   -------------     ------------
      Total other income (expense), net................................     (4,293,244)       3,298,301       (1,515,287)
                                                                          -------------   ------------       ------------
Income (loss) before extraordinary item ...............................     (7,831,720)         441,374       (8,706,831)
Extraordinary item:
  Gain on early extinguishment of debt.................................            ---          353,490              ---
                                                                         -------------    -------------      ------------
Net income (loss)......................................................     (7,831,720)         794,864       (8,706,831)
Accrued preferred stock dividends......................................         94,120           94,120           94,120
                                                                         --------------   --------------   -------------
Net income (loss) allocable to common stockholders.....................  $  (7,925,840)   $     700,744      $(8,800,951)
                                                                           ============       =========      ============
Basic earnings (loss) per share:
  Before extraordinary item............................................  $       (2.09)   $         .15      $     (3.05)
  Extraordinary item...................................................            ---              .12              ---
  Accrued preferred stock dividends                                               (.03)            (.03)            (.03)
                                                                         -------------     -------------     ------------
  Basic earnings (loss) per share......................................  $       (2.12)   $         .24      $     (3.08)
                                                                         ================ ================ ==============
Diluted earnings (loss) per share:
  Before extraordinary item............................................  $       (2.09)   $         .08      $     (3.05)
  Extraordinary item...................................................            ---              .03              ---
  Accrued preferred stock dividends                                               (.03)            (.01)            (.03)
Diluted earnings (loss) per share......................................  $       (2.12)   $         .10      $     (3.08)
                                                                         ================ ================= =============
  Basic weighted average shares outstanding............................      3,741,235        2,857,247        2,854,283
  Diluted weighted average shares outstanding..........................      3,741,235       10,168,769        2,854,283

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED MARCH 31, 1999, 2000 AND 2001

                                                   Series B   Series C            Additional                                Total
                                                   Preferred  Preferred Common    Paid-in    Accumulated     Treasury  Stockholders'
                                                   stock      stock      Stock     Capital    Deficit         Stock         Deficit
                                                   -----       ----      -----     --------   -------         -----         -------
Balance, March 31, 1998..........................  $235,299   $ ---   $ 88,488 $50,956,310 $(58,958,865) $(1,168,537)  $ (8,847,305)
Issuance of Series C convertible preferred stock.             175,000            1,575,000                                1,750,000
Issuance of common stock purchase  warrants......                                  300,000                                  300,000
Writedown of discount from forgiveness of
  warrants.......................................                                 (132,501)                                (132,501)
Dividends on Series B convertible preferred stock                                               (94,120)                    (94,120)
Net loss.........................................                                            (8,706,831)                 (8,706,831)
                                                    ========  ======   ======== =========== ============= ============ =============
Balance, March 31, 1999..........................   235,299   175,000   88,488  52,698,809  (67,759,816)  (1,168,537)   (15,730,757)
Conversion of Series B convertible preferred ....
   stock to common stock.........................    (2,892)                34       2,858                                        -
Exercise of stock options........................                        1,223      71,299                                   72,522
Compensation paid in stock options ..............                                  148,548                                  148,548
Dividends on Series B convertible
   preferred stock...............................                                               (94,120)
Net income.......................................                                               794,864                     794,864
                                                    ========  ======   ======== =========== ============= ============ =============
Balance, March 31, 2000 .........................   232,407   175,000   89,745  52,921,514  (67,059,072)  (1,168,537)   (14,808,943)
Conversion of Series B convertible preferred
  stock to common stock                              (3,276)                39       3,237                                        -
Conversion of debt and accrued interest
  payable to stockholder to common stock                                34,287   4,630,080                                4,664,367
Issuance of common stock purchase warrants and
  fair value of debt conversion, primarily to
  shareholder as consideration for extensions of
  line-of-credit.................................                                  791,146                                  791,146
Issuance of common stock to Tudor Trust in
  exchange for 575,000 shares of common stock of
  Xyvision Enterprise Solutions, Inc. ...........                       32,775   1,605,975                                1,638,750
Dividends on Series B convertible preferred .....
  stock..........................................                                               (94,120)                    (94,120)
Other, including exercise of stock options ......                          103       7,591                                    7,694
Net loss.........................................                                            (7,831,720)                 (7,831,720)

Balance, March 31, 2001 .........................  $229,131  $175,000 $156,949 $59,959,543 $(74,984,912) $(1,168,537)  $(15,632,826)
                                                   ========  ======   ======== =========== ============= ============ =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2001, 2000, AND 1999

                                                                                    2001            2000             1999
                                                                                    ----            ----             ----
Operating Activities:
Net income (loss)...........................................................      $(7,831,720)     $ 794,864       $(8,706,831)
Adjustments to reconcile net income (loss) to net cash used by  operating activities:
Depreciation and amortization...............................................          622,354        611,000         1,225,278
Noncash compensation........................................................           75,000        148,548               ---
Common stock and warrants issued to a shareholder in payment of    interest
and as consideration for extension of credit facility.......................        3,309,071            ---               ---
Reserve for note receivable.................................................          500,000            ---               ---
Gain on early extinguishment of debt........................................             ---        (353,490)              ---
Gain on capital transactions of subsidiary..................................              ---     (5,084,694)              ---
Minority share of loss of subsidiary........................................       (3,386,333)    (2,142,874)              ---
Interest expense related to warrants........................................          157,000        679,730           519,479
Writedown of capitalized software to net realizable value...................              ---            ---           410,000
Loss on sale of Contex assets...............................................              ---            ---           379,000
Provision for (recovery of) losses on accounts receivable...................          (69,829)      (218,601)          366,184
Changes in operating assets and liabilities:
  Accounts receivable.......................................................          (75,715)        79,348         1,656,482
  Inventories...............................................................              ---        513,144          (176,099)
  Other assets..............................................................         (663,954)       (53,371)          347,539
  Accounts payable and accrued expenses.....................................        1,163,035        747,911          (180,624)
  Deferred service revenues.................................................          (17,347)       279,530               ---
  Other current liabilities.................................................                                           325,719
                                                                                      -------       --------       ---------------
                                                                                      178,936         81,582
                                                                                  ------------    ----------
Net cash used by operations.................................................       (6,039,502)    (3,917,373)       (3,833,873)
                                                                                  ------------    -----------  -    -----------
Investing Activities:
Loan to PlazaBlue and Hypervision...........................................       (2,950,000)           ---               ---
Investment in NanoFrames, LLC...............................................         (245,894)           ---               ---
Additions to property and equipment.........................................         (438,473)      (294,203)         (288,287)
Capitalized software costs..................................................         (125,184)                        (262,949)
                                                                                    ---------  --------------         ---------

Net cash used by investments................................................       (3,759,551)      (294,203)         (551,236)
                                                                                   -----------      ---------        ---------
Financing Activities:
Proceeds from credit facility from a stockholder, net.......................         3,241,763     2,832,150         3,475,000
Proceeds from bridge loan...................................................              ---        300,000               ---
Proceeds from sale of subsidiary's preferred stock, net of issuance costs...        4,082,254        750,000         1,000,000
Proceeds from sale of subsidiary's common stock, net of issuance costs......              ---      6,700,000               ---
Exercise of stock options...................................................            3,556
                                                                                  -------------      -------         ----------
                                                                                                      72,522               ---
                                                                                                     -------               ---
Net cash provided from financing............................................      7,327,573       10,654,672         4,475,000
                                                                                  ------------     -----------       ---------
Net increase (decrease) in cash and cash equivalents........................       (2,471,480)     6,443,096            89,891
Cash and cash equivalents at the beginning of the year......................        6,889,513        446,417           356,526
                                                                                   ---------     ------------         ---------
Cash and cash equivalents at the end of the year............................      $ 4,418,033    $ 6,889,513         $ 446,417
                                                                                  ===========    ===========         =========

                                                                     (continued)

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 2001, 2000, AND 1999

                                                                                                                         (concluded)

Supplemental cash flow information:


Conversion of note receivable from PlazaBlue...............................          2,450,000            ---               ---
Sale of investment in 2001 Investments LLC to Tudor Trust for reduction in
 amount outstanding from credit facility .................................           2,450,000            ---               ---

Conversion of debt to stockholder to subsidiary's common stock..............         1,850,000                        1,750,000
                                                                                                          ---
Accrued dividends on preferred stock........................................            94,120         94,120            94,120
Issuance of common stock in payment of prior periods' accrued interest......         1,870,816            ---               ---
Issuance of common stock to Tudor Trust in exchange for 575,000 shares    of
  common stock of Xyvision Enterprise Solutions, Inc..........................       1,638,750            ---               ---
Issuance of warrants to purchase common stock and fair value of debt
  conversion as consideration for    extension of credit facility to March             118,626
  31,2002..................................................................                              ---               ---

          The accompanying notes are an integral part of the
                       consolidated financial statements.

                       AZUL HOLDINGS INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

a Nature of Business: Azul Holdings Inc. ("Azul" or the "Company"), a Delaware corporation, through its majority owned subsidiary, Xyvision Enterprise Solutions Inc. ("XyEnterprise") develops, markets, integrates and supports content management and publishing software for a variety of customers in numerous industries. These products help companies create, manage and deliver large amounts of content in Web electronic or paper formats (or media). XyEnterprise integrates its internally developed products with selected third-party products to create complete publishing and content management solutions through its professional services group and qualified third-party resellers and service partners. These solutions are designed to increase productivity of content creation and editing, enhance document and knowledge management functions, improve quality and timeliness of formatted information and support the growing use of XML as a core business technology. Azul provides financial and management support principally to a few carefully selected high technology companies generally in their emerging or early-stages of corporate development and mid-stage companies. To date, Azul's principal asset is its holdings in XyEnterprise which previously was a wholly-owned subsidiary and in which Azul has a 52.5% ownership as of March 31, 2001.

         Over the past two years, XyEnterprise has invested significantly in the development and expansion of its product line. Additionally, XyEnterprise has greatly expanded its sales force during the year ended March 31, 2001 to serve the market interest generated by the release of the new versions of the products. To become profitable and achieve positive operating cash flow, XyEnterprise must generate and sustain higher levels of revenue.

         During  2001,  Azul  made an  initial  investment  in  NanoFrames,  LLC
         ("NanoFrames") and at March 31, 2001 has a 15% preferred ownership interest accounted for by the cost method. NanoFrames is in the early stages of the research and development of nanotechnology using the principles of molecular biology. Such technology is expected to have applications in reinforcement, separation and material design fields. Nanotechnology is expected to become the new frontier for research in such fields as electronics, optics, materials, medicine and pharmaceuticals. As of March 31, 2001, the Company had committed to invest up to $500,000 in NanoFrames.

b. Basis of Presentation and Consolidation: The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations, and has a working capital deficiency, a stockholders' deficit and is in default on its 6% Convertible Subordinated Debentures, 15% Promissory Notes, and 4% Promissory Notes as of March 31, 2001. The Company's attainment of profitable operations and sufficient additional financing, as well as the continued forbearance of its debenture holders, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. See also Note 7.

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, XyEnterprise. XyEnterprise has the following wholly owned subsidiaries: Xyvision Enterprise Solutions Europe Ltd. (an English corporation), Xyvision S.A.R.L. (a French corporation) and Xyvision Enterprise Solutions GmbH (a German corporation), and Lightbinders, Inc. (a U.S. Delaware corporation). All material intercompany transactions and balances have been eliminated in consolidation.

                       AZUL HOLDINGS INC. and SUBSIDIARIES

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

         The following useful lives are used to provide for depreciation and amortization:

                                     Lives In Years

        Computer equipment..................  3
        Office furniture and fixtures.......  7
        Leasehold improvements.............. 2-4
        Purchased software.................. 3-5
        Other...............................  3

e. Goodwill and Other Acquisition-Related Intangibles: Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of net tangible and identifiable intangible assets acquired. Other identifiable intangibles include assets such as the acquired workforce. Goodwill and other acquired intangibles are amortized on a straight-line basis over the periods indicated below. During fiscal 2001 the Company acquired 575,000 shares of XyEnterprise from Tudor Trust (see Note 16). The Company accounted for this transaction as an acquisition of minority interest and recorded goodwill of approximately $1,616,000.

         Net goodwill and other intangibles at March 31, 2001, and 2000, were as follows:

                                  Life in Years        2001      2000
                                  -------------        ----      ----
         Goodwill.............       10            $1,697,919     ---
         Other Intangibles....        7                53,158     ---
                                                   -----------    ---
                                                    $1,751,077    ---
                                                    ==========    ===

         The total balances presented above are net of total accumulated amortization of $22,621 at March 31, 2001.

f. Impairment of Long-Lived Assets: Long-lived assets to be held and used are reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability of its assets by comparing the projected undiscounted net cash flows associated with those assets against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost of disposal. No impairment charges have been recognized during the years ended March 31, 2001, and 2000. See
         Note 1(h).

g. Revenue Recognition: Revenue is recognized in accordance with Statement of Position No. 97-2 ("SOP 97-2") "Software Revenue Recognition" as amended by "SOP 98-9" "Software Revenue Recognition." XyEnterprise's systems revenue is derived from licensing of its page composition, content management and third party software. Service revenues include maintenance and support, consulting and training services. Revenue from license arrangements is recognized upon shipment of the product if collection of the resulting receivable is probable and remaining vendor obligations are insignificant. The strategy of providing customers with complete integrated publishing solutions may result in bundling of services with software and recognition of software licensing revenue and services over the length of the implementation in conformity with Accounting Research Bulletin No. 45, "Long-Term Construction Type
         Contracts" using the relevant guidance of SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production Type Contracts." Service revenues include maintenance and support, consulting, and training services. Payments received in advance of delivery are recorded as deferred revenue in the consolidated balance sheet until goods or services are delivered. Revenues from annual maintenance contracts are recognized ratably over the duration of the related contracts. Revenue for consulting and training is recognized when the services are performed and collectibility is deemed probable.

h. Software Development Costs: Costs for research, design, and development of software for sale to others incurred prior to the achievement of "technological feasibility" are charged to expense as incurred. The Company capitalizes certain software costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated life of the product including the period being reported on. It is possible that the estimate of anticipated future gross revenues, the remaining estimated economic life of the product or both could vary from management's estimates. The Company periodically reviews capitalized software to report such capitalized software at the lower of unamortized cost or the realizable value. Any adjustments resulting from this analysis are included in results of operations. During the year ended March 31, 1999, the Company recorded a charge of $410,000 to reduce its capitalized software development costs to estimated net realizable value.

i. Earnings (Loss) Per Common Share: The Company reports earnings (loss) per common share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes the dilutive effect of potential common shares and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and warrants were exercised, or preferred stock or debt were converted into common stock, unless their effect would be antidilutive. The Company has restated all share references due to the 1 for 5 reverse stock split effective October 20, 1998.

j. Foreign Currency: The Company has determined that the United States dollar is its functional currency for all entities. Accordingly, all balance sheet accounts of foreign operations are remeasured into United States dollars. The results of operations are measured at rates in effect during the periods in which transactions occur. Transaction gains and losses are recorded to the statement of operations. Transaction gains and losses are not material.

k.       Comprehensive   Income:  For  the  periods  presented,   the  Company's
         comprehensive income and loss, as defined by SFAS No. 130, "Reporting Comprehensive Income", is equal to its net income and loss.

l. Fair Value of Financial Instruments: The Company's financialinstruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and current and noncurrent debt obligations. The carrying amounts for short-term financial instruments approximate fair value due to their short maturities. The carrying value of long-term obligations is considered to approximate their fair value due to the rates approximating what the Company believes it could currently secure for the relative risks of the debt.

m. Income Taxes: The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting. Deferred income tax assets and liabilities are computed for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred income tax computations are based on enacted laws and rates applicable to the years in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that these benefits will not be realized.

n. Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. XyEnterprise sells its products and services primarily to major corporations and systems integrators that serve a wide variety of U.S. and foreign markets. The practice of establishing reasonable credit lines limits risk. The Company maintains an allowance for doubtful accounts and believes it is adequate to cover potential credit risks. The loss of a major customer or a delay in an order by such customer may have a material adverse effect on XyEnterprise's business, operating results and financial condition.

o. Use of Estimates: In conformity with accounting principles generally accepted in the United States of America, management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues and expenses to prepare these consolidated financial statements. Some of the more significant estimates include allowances for doubtful accounts and note receivable, estimated useful lives and the related depreciation and amortization of long-lived assets and the deferred tax asset valuation allowance. Actual results could differ from these estimates. The allowance for doubtful accounts receivable recorded in these consolidated financial statements relates to XyEnterprise, which recorded net bad debt recoveries through its allowance for doubtful accounts of approximately $69,000 and $176,000 for the years ended March 31, 2001 and 2000, respectively, and no movement in this account for the year ended March 31, 1999. In June 2000, XyEnterprise entered into a loan agreement with HyperVision, Ltd. ("HVL") and advanced $500,000 to HVL for the completion of the development of its product, WorX. As of March 31, 2001, Company and XyEnterprise management determined that the loan was impaired due to HVL's limited financial resources and limited revenue growth of its primary product. Accordingly, a reserve for the principal amount of the outstanding note was recognized.

p. Accounting for Stock-Based Compensation: The Company accounts for stock-based compensation to employees and directors under the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. In accordance with this method, no compensation expense is recognized in the financial statements in connection with stock awards to employees and directors provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company's stock, as of the grant date, is not greater than the amount an employee must pay to acquire the stock.

         The Company accounts for grants to nonemployees or directors not in connection with their service as directors of the Company under SFAS No. 123, "Accounting for Stock-Based Compensation," and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

         Disclosures of pro forma operating results had the Company prepared its consolidated financial statements in accordance with the fair-value-based method, as stated in SFAS No. 123, have been included in Note 10.

q. Minority Interest in Subsidiary: Minority interest in subsidiary represents the minority stockholders' share of XyEnterprise's income or loss and the liquidation preference value, $4,311,811, of Series A convertible preferred stock issued by XyEnterprise during fiscal 2001, as well the carrying value of minority common interest of $384,468. The holders of XyEnterprise's Series A convertible stock are entitled to receive dividends pro rata with the holders of shares of XyEnterprise's common stock through February 15, 2003, if any such dividends are declared. After February 15, 2003, each holder of XyEnterprise's Series A convertible preferred stock shall receive quarterly dividends, which shall accrue at eight percent per annum.

r. Subsidiary Stock Issuances: The Company recognizes gains from subsidiary common stock in fiscal 2000 issuances in income in accordance with Staff Topic 5(h), "Accounting for Sales of Stock by a Subsidiary," issued by the United States Securities and Exchange Commission. During the fiscal year ended March 31, 2001, Tudor Trust, the majority stockholder of the Company, converted an outstanding loan of $1,850,000 owed by XyEnterprise into 649,123 shares of XyEnterprise common stock at the price of $2.85 per share, the price at which shares were sold to third parties during February 2000; however, since this was a voluntary action by Tudor Trust, a related party, no gain was recognized. During the fiscal year ended March 31, 2000, the Company's subsidiary, XyEnterprise issued 4,154,386 shares of common stock. This included the required conversion into 1,400,000 shares of XyEnterprise common stock of the minority interests that were previously outstanding in the form of preferred stock of XyEnterprise.

         The other newly-issued shares of XyEnterprise common stock in fiscal year 2000 consisted of; (a) the required conversion of a bridge loan of $850,000 owed by XyEnterprise into 298,246 shares of XyEnterprise common stock, at a price of $2.85 per share and (b) the completion of a private placement of 2,456,140 shares of XyEnterprise common stock, resulting in net proceeds (after costs of the placement) to XyEnterprise of $6,700,000, or $2.73 per share. The Company's proportionate interest in XyEnterprise decreased from 80% (after the conversion of the preferred stock) to 57.4% (after the subsequent conversion of the bridge loan and the private placement). As a result of the increase in equity of XyEnterprise, the Company recognized a gain of $5,084,694.

s. New Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133
         establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow gains and losses related to a hedged item recognized in the income statement to be offset by the related derivative's gain and losses, and requires the Company to formally document, designate ,and assess the effectiveness of transactions that qualify for hedge accounting. The Company adopted this statement on April 1, 2001. The adoption of SFAS No. 133, as amended, did not have any impact on the Company's financial position or results of operations.

         On June 29, 2001, FASB concluded its voting process on SFAS No. 141, "Business Combinations" and this statement will be issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

         On June 29, 2001, FASB concluded its voting process on SFAS No. 142, "Goodwill and Other Intangible Assets" and this statement will be issued in July 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on April 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company adopted SAB 101 as of April 1, 2000 and it did not have any impact on the Company's financial position or results of operations.

t. Reclassifications: Certain reclassifications have been made to prior year financial statement balances to conform to the 2001 presentation.

2. Property and Equipment

         Property and equipment consists of the following as of March 31, 2001 and 2000:

                                                       March 31, 2001       March 31, 2000
                                                       -------------        --------------
        Computer hardware............................  $ 1,305,710             $ 1,063,075
        Office furniture and fixtures................      126,692                 124,350
        Leasehold improvements.......................      447,954                 444,428
        Purchased software...........................      635,151                 445,182
        Other........................................        9,333                   9,333
                                                     -------------           -------------
                                                         2,524,840               2,086,368
        Accumulated depreciation and amortization....   (1,916,310)             (1,538,816)
                                                       ------------             ------------
        Net property and equipment................... $    608,530             $   547,552
                                                        ============            ===========

         Depreciation and amortization expense for property and equipment was approximately $377,000, $386,000 and $452,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

3. Other Current Assets

         Other current assets consist of the following as of March 31, 2001 and 2000:

                                         March 31, 2001         March 31, 2000
                                         -------------         ---------------
      Costs of projects in-progress.....         $141,080               $8,124
      Prepaid insurance.................          116,730               56,177
      Prepaid maintenance...............          107,822               95,874
      Prepaid royalties.................           79,136               21,095
      Prepaid rent......................           54,590                   --
      Prepaid interest..................          137,705                3,362
      Prepaid trade shows...............           33,665               13,918
      Other.............................          239,495              161,961
                                                ---------            ---------
                                                 $910,223             $360,511
                                                 ========             ========

Debenture issuance costs amortized and charged to expense were $7,000, $4,000, and $3,000 in fiscal 2001, 2000, and 1999, respectively. The accumulated amortization of the Debenture issuance costs was $788,000 and $781,000 at March 31, 2001 and 2000, respectively.

4. Other Assets

Other assets (net of accumulated amortization) consists of the following as of March 31, 2001 and 2000:

                                 March 31, 2001     March 31, 2000
                                 -------------      --------------
Capitalized Software Costs.......    $137,166            $254,333
Deposits.........................      55,385              64,743
Identifiable Intangibles.........      53,158                 ---
Other............................       4,297               7,760
                                   ----------         -----------
Totals...........................    $250,006            $326,836
                                     ========            ========

The Company capitalized $125,184, $0, and $262,000 during the years ended March 31, 2001, 2000, and 1999, respectively, as a result of the significant enhancements to its product line. Capitalized software costs amortized and charged to expense were approximately $242,000, $225,000 and $262,000 for the years ended March 31, 2001, 2000, and 1999 respectively. Capitalized software costs are presented net of accumulated amortization of approximately $663,000 and $421,000 at March 31, 2001 and 2000, respectively. Accumulated amortization of identifiable intangibles was approximately $13,000 at March 31, 2001 and $0 at March 31, 2000. XyEnterprise continually evaluates the future benefit of its capitalized software costs. During fiscal 1999, XyEnterprise determined that certain costs exceeded their net realizable value due to new software technologies developed and released by XyEnterprise. Accordingly, XyEnterprise wrote down these capitalized software costs by $410,000 in fiscal 1999. There were no write downs in fiscal 2001 and 2000.

5. Notes Payable to Stockholder

Azul Holdings Inc. has a line of credit with Tudor Trust ("Tudor Trust"), the majority stockholder of the Company. The grantor, sole trustee and sole current beneficiary of Tudor Trust, also serves as Chairman of the Board of Directors and President of Azul Holdings Inc., Chairman of the Board of Directors of XyEnterprise, and Chairman of NanoFrames. The line, which was payable on March 31, 2001, and which has been extended until March 31, 2002, is collateralized by the Company's stock in XyEnterprise and has been used for working capital and general business purposes. Interest on the line of credit is payable on March 31, 2001 in cash; however, Tudor Trust has had the option to receive interest on a quarterly basis after January 1, 1999, payable in shares of common stock based on the fair market value as determined at the end of each quarter. As part of the amendment to extend the maturity date of the Company's credit facility to March 31, 2002, Tudor Trust and the Company agreed that the interest payable equal to $1,621,024 as of March 31, 2001, be added to and become part of the principal sum of the indebtedness, and agreed that interest for subsequent periods would similarly be added to and become part of the principal, in the event that Tudor Trust does not elect to receive such interest in the form of common stock of the Company. Since the initial establishment of the credit line in 1992, there have been numerous amendments affecting the maximum loan amount among other terms and provisions.

In December 1999, the Company and Tudor Trust agreed to increase the line of credit to $12,327,000. Subsequent amendments and agreements between Azul and Tudor Trust increased the line to $12,500,000 at March 31, 2000, exclusive of the separate $5,000,000 loan facility described below, and changed the maturity date to March 31, 2002. Tudor Trust and the Company also agreed that the interest payable of $1,871,000 for the period from July 1, 1998 through March 31, 2000 would be paid by the issuance to Tudor Trust of 1,142,890 shares of the common stock of the Company and agreed that interest for subsequent periods would, at the option of Tudor Trust, be paid in cash or in shares of the common stock of the Company valued for such purposes based upon their public trading market price at the end of each quarterly interest payment period. The Company recorded a charge to earnings during the current fiscal year of $2,793,000 as a result of the settlement of this interest obligation by the issuance of common stock.

During June 2000 Tudor Trust agreed to provide a $5,000,000 loan facility for the Company to be utilized for the making of loans to or investments in other entities. The loan bears interest at 8% per annum, is due March 31, 2002, and is secured by a pledge of all of the assets of the Company on the same basis as the prior indebtedness of the Company to Tudor Trust. The additional loan is convertible into the common stock of the Company at the option of Tudor Trust at a price of $3.25 per share. The Company has utilized such loan facility to make loans to PlazaBlue Inc. of $2,450,000. PlazaBlue was a large internet art, antiques and fine collectibles portal. PlazaBlue was formed through the merger of Antique Networking, Inc. and Sloan's Auction Galleries ("Sloan's"). Sloan's is a 150-year old Washington D.C. based auction house specializing in paintings and sculpture, jewelry, silver, American and European furniture, decorate arts, rugs and rare books. PlazaBlue operated in both the e-commerce environment and in the brick and mortar auction industry. As a result of PlazaBlue becoming in default on the repayment of the loan, Azul participated in a foreclosure sale of the assets of PlazaBlue and, at the election of Azul, subsequently sold its interest in the assets to Tudor for the original principal amount of the loan plus accrued interest to the date of sale, March 31, 2001.

On December 31, 1998, XyEnterprise and Tudor Trust entered into a Loan Agreement providing XyEnterprise with a $1,000,000 line of credit which was amended to $2,400,000 and subsequently reduced to $1,850,000 upon conversion of $550,000 into XyEnterprise common stock. The line of credit was for working capital and general business purposes. The indebtedness was converted into 649,123 common stock of XyEnterprise during August 2000, at the option of the note holder. As of March 31, 2001, the Company had an outstanding loan balance of $14,308,000 of the $17,500,000 available under the credit lines with the first $5,000,000 of the principal balance outstanding bearing interest at 6% per year and the remaining principal balance bearing interest at 8% per year.

6. Other Current Liabilities

     Other current liabilities consists of:
                                                                    March 31, 2001  March 31, 2000
                                                                    -------------   --------------
      Interest payable on debentures................................  $   791,076     $   711,276
      Dividends payable on Series B convertible preferred stock.....      492,568         398,448
      Other.........................................................      174,365         169,349
                                                                     ------------     -----------
                                                                       $1,458,009      $1,279,073

7. Current Maturities of Long-Term Debt

     Long-term debt consists of:

                                                                     March 31, 2001  March 31, 2000
                                                                     -------------  ---------------
      Note payable to shareholder................................... $       ---        $1,850,000
      6% Convertible Subordinated Debentures........................    1,330,000        1,330,000
      15% promissory notes due fiscal 1996..........................      176,589          153,556
      4% promissory notes, due fiscal 1998 and 1999.................      388,500          388,500
                                                                       ----------      -----------
                                                                        1,895,089        3,722,056
      Current maturities of long-term debt..........................   (1,895,089)      (1,872,056)
                                                                        ---------      -----------
      Long-term debt................................................ $       ---        $1,850,000
                                                                     =============      ==========


In May 1987, the Company issued an aggregate $25,000,000 principal amount of 6% Convertible Subordinated Debentures due 2002 (the "Debentures") convertible into common stock at a conversion price of $112.50 per share. Interest on the Debentures is payable annually and the Debentures may be called by the Company under certain conditions. During fiscal 1992, the Company began a program to restructure its financial position specifically relating to the Debentures. From March 10, 1992 to September 30, 1996, the Company completed restructuring transactions pursuant to which the holders of a total of $19,035,000 aggregate principal amount of Debentures generally exchanged Debentures for a combination of unsecured, unsubordinated promissory notes of the Company bearing interest at 15% per year and shares of common stock. Between September 30, 1996 and December 31, 1998, the Company completed restructuring transactions pursuant to which the holders of a total of $2,020,000 aggregate principal amount of Debentures generally exchanged Debentures for shares of common stock. As of March 31, 2001, a total of $1,330,000 principal amount of Debentures remained outstanding. The Company may seek to restructure the remaining Debentures, but there can be no assurance that it will do so.

The Company did not make the interest payment due on the Debentures on May 5, of the years 1992 through 2001. As of March 31, 2001, and 2000, the cumulative unpaid interest due on the Debentures totaled approximately $791,000 and
$711,000,   respectively.   Under  the  terms  of  the  Indenture  covering  the
Debentures, the Trustee or the holders of no less than 25% of outstanding principal amount of the Debentures have the right toaccelerate the maturity date of the remaining Debentures. As of March 31, 2001, no such acceleration had occurred or been threatened.

As of March 31, 1998, the Company had completed restructuring transactions pursuant to which the holders of 15% Promissory Notes in the aggregate principal amount of $5,709,000 with accrued interest of $2,353,000 generally exchanged 15% Promissory Notes (including all rights to receive any interest accrued thereon) for a combination of unsecured, unsubordinated promissory notes of the Company bearing interest at 4% per year, shares of common stock and shares of Series B preferred stock. As of March 31, 2001, 15% Promissory Notes in an aggregate principal amount of $60,000 with accrued interest of approximately $117,000 were overdue. The Company may seek to restructure the remaining 15% Promissory Notes, but there can be no assurance that it will do so.

As of March 31, 1999, the Company had completed restructuring transactions pursuant to which the holders of 4% Promissory Notes in the aggregate principal amount of $4,974,000 generally exchanged 4% Promissory Notes for shares of common stock plus accrued but unpaid interest. As of March 31, 2001, 4% Promissory Notes in an aggregate principal amount of $388,500 with accrued interest of $42,000 were overdue. The Company may seek to restructure the remaining 4% Promissory Notes, but there can be no assurance that it will do so.

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

8. Restructuring

On December 31, 1998, the Company completed a corporate restructuring plan (the "Restructuring") pursuant to which, among other things, substantially all of the assets of the Company's publishing and content management business were transferred to XyEnterprise in exchange for shares of common stock of XyEnterprise, representing an 87% equity interest while the majority of its liabilities, including obligations under its line of credit with Tudor Trust, remained with Azul Holdings Inc. As described in Note 5 to the Consolidated Financial Statements, the Company's credit line from Tudor Trust has been amended. In addition, Tudor Trust converted $1,750,000 of the outstanding indebtedness under the Azul Holdings line of credit into 175,000 shares of the Company's Series C preferred stock, which are convertible into the Company's common stock.

An additional $5,000,000 of the outstanding indebtedness under the Company's line of credit became convertible into shares of Series C preferred stock in June 1999 at the option of Tudor Trust at the conversion ratio of $10.00 per share. Tudor Trust has also surrendered for cancellation all of its common stock purchase warrants, covering an aggregate of 4,956,000 shares of the Company's common stock at various exercise prices.

Tudor Trust initially provided XyEnterprise with a $1,000,000 line of credit, as well as invested $1,750,000 to purchase 1,400,000 shares of Series A preferred stock of XyEnterprise. In fiscal 2000, XyEnterprise reached an agreement with Tudor Trust to amend the line of credit to increase the amount available thereunder to $2,400,000, which was subsequently reduced to $1,850,000 upon conversion of $550,000 into common stock. The notes were converted during August 2000 at the option of the note holder into common stock of XyEnterprise at a price of $2.85 per share. The Series A preferred stock was converted to common stock of XyEnterprise on a one-for-one basis, as a requirement of the private placement completed by XyEnterprise in February 2000.

9. Income Taxes

For fiscal years 2001, 2000, and 1999 the Company was not required to provide for income taxes due to operating losses and utilization of net operating loss carryforwards. The Company was not required to make alternative minimum tax payments in fiscal 2001, 2000, and 1999.

The income tax effects of temporary differences that give rise to significant portions of the Company's net deferred assets are as follows:

                                                                          March 31, 2001    March 31, 2000
                                                                          -------------     --------------
         Deferred tax assets:
             Net operating loss carryforwards............................    $24,403,000       $22,705,000
             Stock warrant interest expense                                      160,000               ---
             Tax credit carryforwards....................................      1,175,000         1,315,000
                                                                            ------------     -------------
                                                                              25,738,000        24,020,000
         Deferred tax liability:
             Investment in subsidiary principally attributable to
               gain on capital transactions of subsidiary................    (1,932,000)       (1,932,000)
         Valuation allowance.............................................   (23,806,000)      (22,088,000)
                                                                            ------------      ------------
         Net deferred tax asset                                             $      ----       $       ----
                                                                          =================================

The Company has recorded a full valuation allowance against the excess of its deferred tax assets over its deferred tax liability to reflect uncertainties as to the realization of these deferred tax assets. The valuation allowance increased by $1,718,000, $358,000, and $37,000 in 2001, 2000, and 1999,
respectively.

As a result of XyEnterprise's issuance of additional common stock to unrelated third parties during the fiscal year ended March 31, 2000, it can no longer be included in a consolidated federal income tax return with Azul (commencing with the date of the stock issuance). As of March 31, 2001, XyEnterprise has approximately $10,100,000 of net operating loss carryforwards which predominately expire in fiscal 2019 through 2021. These net operating losses will be available for utilization only by XyEnterprise on its separate income tax returns in future periods and not against future income of Azul.

As of March 31, 2001 Azul has $55,520,000 of net operating loss carryforwards expiring at various dates from fiscal 2005 through 2020, investment tax credits of $10,000 expiring in fiscal 2002 and research and development credits of $1,165,000 expiring at various dates from fiscal 2002 to fiscal 2009. These net operating losses and credits will be available for utilization only by Azul on its separate income tax returns in future periods and not against future income of XyEnterprise.

Under Federal tax law, certain changes in ownership or classification of debt of Azul or XyEnterprise, which may not be within either company's control, may restrict future utilization of these carryforwards.

10. Stock Option Plans

The Company's 1982 Stock Option Plan expired on May 5, 1992. No options were granted under the 1982 Stock Option Plan after March 31, 1992. Under the 1982 Stock Option Plan, incentive stock options were granted at a price greater than or equal to fair market value at the date of grant. Currently, all options outstanding are vested. Options expire ten years subsequent to award. There were options to purchase 10,903 shares of common stock outstanding under the 1982 Stock Option Plan at March 31, 2001.

During fiscal 1992 the Board adopted the 1992 Stock Option Plan for which 200,000 shares of common stock were reserved. The 1992 Stock Option Plan was approved by the Company's stockholders at the Company's 1992 Annual Meeting of Stockholders. Under the 1992 Stock Option Plan, incentive stock options are granted at a price greater than or equal to fair market value at the date of grant. Generally, options become exercisable at a rate of 25% per year over a four year period. Options expire ten years subsequent to award. At the date of termination, an employee's unvested options are canceled and any vested options are canceled after 90 days. At the 1994 Annual Meeting of Stockholders, the stockholders of the Company approved an amendment to the Company's 1992 Stock Option Plan increasing the authorized number of options that may be granted from 200,000 to 400,000. Options issued under the 1992 Stock Option Plan remain under the terms of such plan. There were options to purchase 240,763 shares of common stock outstanding under the 1992 Stock Option Plan at March 31, 2001. During fiscal 1998, the Board adopted the 1997 Stock Incentive Plan for which 400,000 shares of common stock are reserved. No options had been granted under the 1997 Stock Incentive Plan at March 31, 2001.

Under the 1982 Stock Option Plan and the 1992 Stock Option Plan, options were exercisable for 211,566, 168,469 and 140,072 shares of common stock at March 31, 2001, 2000 and 1999, respectively. At March 31, 2001, 2000, and 1999, options for the purchase of 548,334, 504,902, and 493,992 shares of common stock, respectively, were available for future grants under the 1992 Stock Option Plan and the 1997 Stock Incentive Plan.

On October 21, 1992, the 1992 Director Stock Option Plan was approved by stockholders of the Company. Under this Plan, options to purchase up to a total of 30,000 shares of common stock may be granted to outside directors of the Company. Each outside director who is initially elected to the Board of Directors may be granted an option for 4,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of grant. In general, an option holder may exercise his option, to the extent vested, only while he is a director of the Company and for up to three months thereafter. In connection with the adoption of the 1992 Director Stock Option Plan, the Company terminated the 1989 Director Stock Option Plan. Under the 1992 Director Stock Option Plan, options to purchase an aggregate of 4,000, 12,000, and 12,000 shares of common stock were outstanding at March 31, 2001, 2000 and 1999, respectively. At March 31, 2001, 2000 and 1999, options for the purchase of 3,600, 12,000 and 12,000 shares of common stock, respectively, were exercisable. At March 31, 2001, 2000 and 1999, there were 26,000, 18,000, and 18,000 options, respectively, for the purchase of shares of common stock available for future grant under the Plan.

In June, 2000, the Company issued options at fair market value for 60,000 shares of common stock to its Directors immediately vested with a term of five years unless otherwise terminated due to the individual no longer continuing to serve as a director. Options for 10,000 shares of common stock at fair market value were issued during May 2000 to an officer of the Company vesting over a one year period and having a three year term.

The following sets forth certain information relating to the stock options described above for the years ended March 31, 2001, 2000 and 1999:






                                                                                Weighted-Average Exercise
                                                                  Shares                  Price
                                                                  ------                  -----
Options outstanding as of March 31, 1998                            352,780              $2.60
    Granted                                                          81,600               0.82
    Canceled                                                       (107,629)              2.70
    Exercised                                                           ---                ---
                                                              -------------

Options outstanding as of March 31, 1999                            326,751               2.10
    Granted                                                          29,000               1.80
    Canceled                                                        (23,735)              2.75
    Exercised                                                       (40,723)              1.93
                                                                  ----------

Options outstanding as of March 31, 2000                            291,293               2.01
    Granted                                                          70,000               3.32
    Canceled                                                        (32,177)              1.18
    Exercised                                                        (3,450)              1.03
                                                                 -----------

Options outstanding as of March 31, 2001                            325,666
                                                                   ========

                                                       Options Outstanding                          Options Exercisable
                                                      -------------------                           -------------------
                                            Weighted-average                                                   Weighted-Average
Range of Exercise Prices     Number       Remaining Contractual      Weighted-average      Number Exercisable    Exercise Price
                           Outstanding             Live               Exercise Price
       $0.75 - $1.45          63,500            6.50                     $0.93                   37,350              $0.99
       1.50 -   2.45          30,257            1.28                     $1.66                   30,257              $1.66
       2.50 -   3.45         205,390            4.22                     $2.72                  191,040              $2.74
       3.50 -   4.45          11,500            3.66                     $3.79                    6,500              $3.82
       4.50 -   5.00          15,019            4.38                     $4.77                   15,019              $4.77
                            --------                                                           --------

       $0.75 - $5.00         325,666            4.38                     $2.40                  280,166              $2.52
                             =======                                                            =======

The Company has adopted the disclosure provisions of SFAS 123 "Accounting for Stock-Based Compensation" and has applied APB Opinion 25 and related interpretations in accounting for its employee and director plans. The fair value of each option granted during fiscal 2001, 2000 and 1999 is estimated on the date of the grant using the Black-Scholes pricing model with the following weighted average assumptions:

                                                                Fiscal 2001    Fiscal 2000   Fiscal 1999

 Dividend yield...........................................         0              0             0
 Expected volatility......................................        80%             80%       100.0%
 Risk-free interest rate..................................        6.3%           6.0%         5.3%
 Expected life (years)....................................        4.7           10.0          8.0
 Weighted-average fair value of options granted at or
     above fair value during:
   Fiscal 2001............................................      $1.96
   Fiscal 2000............................................    $   .93
   Fiscal 1999............................................    $   .58

Had compensation cost for fiscal 2001, 2000, and 1999 been determined by charging the cost of the options to expense based on the computations described above, the Company's net profit (loss) allocable to common stockholders and net loss per share would approximate the pro forma amounts below:

                                                                       Net Income (Loss)        Basic/Diluted Net
                                                                      Allocable to Common       Income (Loss) Per
                                                                         Stockholders                 Share
       As reported:
       Fiscal 2001............................................          $(7,925,840)              $    (2.12)
       Fiscal 2000............................................              700,744                   .24/.10
       Fiscal 1999............................................           (8,800,951)                   (3.08)

       Pro Forma:
       Fiscal 2001............................................          $(8,153,138)              $    (2.18)
       Fiscal 2000............................................             $585,708                  .20/.06
       Fiscal 1999............................................           (9,002,168)                   (3.15)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards made prior to fiscal 1996. Additional awards in future years are anticipated.

11. Employee Stock Ownership Plan

In fiscal 1990, the Company created the Azul Holdings Inc. Employee Stock Ownership Plan and Trust (the "Trust") and entered into a Term Loan Agreement with the Trust whereby the Trust borrowed $1,800,000 from the Company and paid the proceeds to the Company to purchase 80,000 shares of the Company's common stock at $22.50 per share. The loan was fully repaid during fiscal 1997. Currently no new participants are being admitted to the Plan. No payment was required and the Company incurred no charges to operations for contributions to the Trust in fiscal 2001, 2000 and 1999. The Company has applied to the Internal Revenue Service for approval to terminate the Plan, and, upon approval, the Company intends to distribute the shares attributable to each participant.

12. Quarterly Financial Data (Unaudited)

The Company's interim financial information for the quarterly period ended June 30, 2000, has been reclassified to include in other income and expenses, net, a loss of $2,794,000 incurred in settlement of an accrued interest liability to a stockholder. This loss was previously classified as an extraordinary item. A summary of significant effects of the reclassification and the amount of net loss allocable to common stockholders and loss per share, which did not change, is as follows:

              Shown in thousands of US$ (except per share amounts)

For the quarter ended June 30, 2000      As previously reported  As reclassified
Other income (expense)                           $   (396)            $(3,190)
Loss before extraordinary item                     (1,250)             (4,044)
Net loss allocable to common stockholders          (4,067)             (4,067)
Basic and diluted loss per share                   $(1.23)             $(1.23)

The Company's interim financial information for the quarterly period ended September 30, 2000, has been restated to reverse a previously recorded $900,000 gain on a capital transaction of a subsidiary. Management has subsequently determined that the subsidiary's transaction resulting from the voluntary actions by a related party did not meet the Company's criteria for gain recognition. A summary of the significant effects of the restatement is as follows:

              Shown in thousands of US$ (except per share amounts)

For the quarter ended September 30, 2000   As previously reported   As restated
Other income (expense)                            $   583               $(317)
Loss before extraordinary item                       (593)             (1,493)
Net loss allocable to common stockholders            (616)             (1,516)
Basic and diluted loss per share                   $(0.15)             $(0.39)

The following is a summary of selected quarterly financial information for each of the quarters in the years ended March 31, 2001 and 2000:

                   Shown in thousands of US$ (except per share
                                   amounts.)
                                                                 Quarters Ended

                                                              ------------ ---------------------- ---------- -------------
                                                              --------------- --------------- -------------- -------------
                                                                 6/30/00         9/30/00        12/31/00       3/31/01
                                                              --------------- --------------- -------------- -------------
                                                              (Reclassified)    (Restated)
                                                              --------------- --------------- -------------- -------------
Fiscal Year 2001
Revenues                                                            $ 2,093        $ 1,659        $ 2,315      $ 2,851
Cost of sales                                                         1,180          1,056          1,219        1,412
Operating Expenses                                                    2,345          2,561          2,690        3,380
Minority interest share of loss                                         578            782            676        1,350
Other income (expense)                                              (3,189)          (317)          (330)        (457)
Net loss allocable to common stockholders                          $(4,067)       $(1,516)       $(1,272)     $(1,071)
Weighted average number of shares outstanding                         3,297          3,884          3,884        3,899
Basic  loss per share                                               $(1.23)        $(0.39)        $(0.33)      $(0.27)
Diluted  loss per share                                             $(1.23)        $(0.39)        $(0.33)      $(0.27)

                                                                              Quarters Ended
                                                              -----------------------------------------------------------
                                                                    6/30/99        9/30/99        12/31/99      3/31/00
                                                              --------------- --------------- -------------- -------------
Fiscal Year 2000
Revenues                                                             $2,624          $2,330        $2,293       $2,162
Cost of sales                                                         1,438          1,417          1,217        1,307
Operating Expenses                                                    2,247          2,299          2,116        2,368
Minority interest share of loss                                         802            948            ---          393
Other income (expense), net (including $5,085 of gain on
   capital transactions of a subsidiary in the quarter
   ended March 31, 2000)                                               (429)          (432)          (449)       4,608
Income (loss) before extraordinary item                                (688)          (870)        (1,489)       3,488
Extraordinary item - gain on early extinguishment of debt               353            ---            ---          ---
Net income (loss) allocable to common stockholders                   $ (359)        $ (893)       $(1,512)      $3,465
Weighted average number of shares outstanding                         2,854          2,854          2,854        2,867
Basic earnings (loss) per share                                      $(0.13)        $(0.31)        $(0.53)       $1.21
Diluted earnings (loss) per share                                    $(0.13)        $(0.31)        $(0.53)       $0.35

13. Commitments and Contingencies

         Azul maintains a lease for its offices on a month to month basis.

         Lease Commitments - At March 31, 2001, the Company was committed under operating leases, principally for office space. Certain leases required the payment of expenses under escalation clauses. The primary facilities lease is for an initial four-year term, ending January 31, 2002. In April 2001 the Company provided written notice to exercise an option to extend the lease agreement through January 31, 2004.

Future minimum lease payments under all noncancelable leases as of March 31, 2001 are as follows:

Fiscal Year
2002.....................................       $   727,351
2003.....................................           135,266
2004.....................................            95,965
2005.....................................            47,982
2006 and thereafter......................               ---
                                             ----------------
Total....................................        $1,006,564
                                                 ==========

Rental expense under all operating leases was approximately $561,000 and $582,000 and $743,000 for the years ended March 31, 2000, 2000, and 1999 respectively. The Company received approximately $195,000 and $98,000 for the years ended March 31, 2001 and 2000, respectively, under a sublease agreement expiring in June 2001. The sublease income has been recorded as an offset to operating rents in the consolidated statement of operations.

      Contingencies

Azul has been advised that certain minority shareholders of PlazaBlue have retained counsel for the purpose of possibly asserting a claim against Azul, the president of Azul, Tudor Trust and one other person with respect to transactions of such persons with PlazaBlue. As discussed under Item 1 above, Azul and Tudor Trust made loans to PlazaBlue that subsequently became in default and resulted in a foreclosure on the assets of PlazaBlue. Azul believes, based on the advice of counsel after a review of the facts and circumstances related to the possible claim, that the claim is without merit. Counsel for Azul has commenced discussions with the potential claimants for the purpose of avoiding the claim. However, there can be no assurance that a legal proceeding asserting the claim will not be subsequently initiated against Azul.

14. Industry Segments and Operations by Geographic Areas

Sales to unrelated customers by geographic region for the years ended March 31, 2001, 2000 and 1999, were as follows:

                             2001             2000               1999
                             ----             ----               ----
North America..........   $7,520,417        $7,980,680         $8,029,850
Western Europe.........      881,709         1,127,000          1,861,347
Asia/Pacific...........      516,302           301,187            664,000
                         -----------       -----------      -------------
Total..................   $8,918,428        $9,408,867        $10,555,197
                          ==========        ==========        ===========

The Company operates predominantly in one product segment, the development and marketing of content management and publishing software. One customer accounted for approximately 18% of revenues for the year ended March 31, 2000; no single customer accounted for more than 10% of revenues for the years ended March 31, 2001, or March 31, 1999.

15. Earnings Per Share

The following table reconciles the numerator and the denominators of the basic and diluted earnings per share (EPS) computations as shown on the Consolidated Statements of Operations included in this report on Form 10-K.

                                                                Fiscal 2001         Fiscal 2000        Fiscal 1999
                                                                -----------         -----------        -----------
Numerator:
Income (loss) before extraordinary item...............          $(7,831,720)          $ 441,374        $(8,706,831)
Less accrued preferred stock dividends................               94,120              94,120             94,120
                                                               ------------------      ---------     --------------
Income (loss) available to common stockholders
   before extraordinary item (numerator for basic
   earnings (loss) per share).........................           (7,925,840)            347,254         (8,800,951)
   Effect of dilutive securities:
   Accrued preferred stock dividends..................                  ----             94,120              ----
   Interest on notes payable to stockholder...........                  ----            300,000              ----
                                                               ------------------     ---------     --------------
   Numerator for diluted earnings (loss) per share
      available to common stockholders after
         assumed conversions..........................           (7,925,840)            741,374         (8,800,951)
Extraordinary item                                                                      353,490
Net income (loss) available to common                          ------------------    ---------     --------------
   stockholders after assumed conversions.............          $(7,925,840)         $1,094,864        $(8,800,951)
                                                                ============         ==========        ============
Denominator:
Weighted average shares (denominator for basic
   earnings (loss) per share).........................            3,741,235           2,857,247          2,854,283
                                                                  ---------           ---------          ---------
Effect of dilutive securities:
   Employee stock options.............................                   --             168,469                 --
   Convertible preferred stock........................                   --           1,842,963                 --
   Convertible note payable to stockholder............                   --           5,300,000                 --
                                                                 ----------------      ---------     --------------
   Dilutive potential common shares...................                   --           7,311,432                 --
                                                                -----------------      ---------     --------------
Denominator for diluted earnings (loss) per
   share-adjusted weighted average shares after
    assumed conversions...............................            3,741,235          10,168,679          2,854,283
                                                                  =========          ==========          =========
        Basic earnings (loss) per share:
          Before extraordinary item...................      $         (2.09)   $            .15    $         (3.05)
          Extraordinary item..........................                   ---                .12                ---
          Accrued preferred stock dividends                            (.03)               (.03)              (.03)
                                                          -----------------   -----------------   -----------------
          Basic earnings (loss) per share.............      $         (2.12)   $            .24      $       (3.08)
                                                           ================    ================      ==============
        Diluted earnings (loss) per share:
          Before extraordinary item...................      $         (2.09)   $            .08     $        (3.05)
          Extraordinary item..........................                  ---                 .03                ---
          Accrued preferred stock dividends                            (.03)               (.01)              (.03)
                                                         ------------------   -----------------   -----------------
        Diluted earnings (loss) per share.............      $         (2.12)   $            .10     $       (3.08)
                                                           ================    ================     ==============
          Basic weighted average shares outstanding...            3,741,235           2,857,247          2,854,283
          Diluted weighted average shares outstanding.            3,741,235          10,168,769          2,854,283

At March 31, 2001, the following antidilutive potential common shares were not included in the diluted EPS calculation as a result of the net loss for the period (i) options to purchase 63,500 shares of common stock, (ii) 229,131 shares of Series B Preferred Stock, (iii) 175,000 shares of Series C Preferred Stock, and, (iv) 199,666 common equivalents as a result of certain debt to equity transactions.

At March 31, 2000, the following antidilutive potential common shares were not included in the diluted EPS calculation as a result of the net loss for the period: (i) options to purchase 271,794 shares of common stock, (ii) 232,407 shares of Series B Preferred Stock, (iii) 175,000 shares of Series C Preferred Stock, (iv) and 99,478 common equivalents as a result of certain debt to equity transactions.

At March 31, 1999, the following antidilutive potential common shares were not included in the diluted EPS calculation as a result of the net loss for the period: (i) options to purchase 326,751 shares of common stock, (ii) 175,000 shares of Series C preferred stock (iii) 235,299 shares of Series B Preferred
Stock and (iv) 99,478 common equivalents as a result of certain debt to equity transactions.

16. Convertible Preferred Stock

Azul is authorized under its certificate of incorporation to issue up to 25,000,000 shares of common stock, par value $.03 per share, and 3,000,000 shares of preferred stock, par value $1.00 per share. Preferred stock may be issued in one or more series with such powers, preferences, relative rights, qualifications, limitations and restrictions as designated by the board of directors. As of March 31, 2001 and March 31, 2000, there were 300,000 and 1,000,000 shares designated and authorized for issuance as Series B preferred stock and Series C preferred stock, respectively.

Series B - As discussed in Note 7, shares of Series B preferred stock have been issued in connection with restructuring transactions whereby certain holders of 15% Promissory Notes have generally exchanged those notes for a combination of 4% Promissory Notes, shares of common stock and shares of Series B preferred stock.

Series C - As discussed in Note 8, 175,000 shares of Series C preferred stock were issued to Tudor Trust on December 31, 1998 in connection with the conversion by Tudor Trust of $1,750,000 of outstanding indebtedness under Azul's line of credit with Tudor Trust.

Conversion - Each share of Series B preferred stock and Series C preferred stock may, at the option of the holder, be converted at any time into fully paid and nonassessable shares of Azul common stock. The conversion rate in effect at any time is the quotient obtained by dividing $10.00 by the applicable conversion price. The conversion prices are subject to adjustment to avoid dilution of the Series B preferred stock and Series C preferred stock. As of March 31, 2001and March 31, 2000, the conversion prices for the Series B preferred stock and Series C preferred stock were $1.00 and $25.00, respectively, and thus the applicable conversion rates were two-for-five and ten-for-one, respectively.

Each outstanding share of Series B preferred stock shall be automatically converted into shares of Azul common stock, based on the then-effective conversion rate, if the average of the last reported sale price of the common stock on the applicable trading system for the common stock exceeds $25.00 per share over a period of 15 consecutive trading days. There are no automatic conversion provisions for the Series C preferred stock.

Liquidation Rights - Upon any liquidation, dissolution, merger or winding up of Azul, before any distribution or payment is made to the common stockholders the holders of Series B preferred stock and Series C preferred stock are entitled, on proportionate parity with each other, to liquidation preferences of $12.50 per share plus any accrued but unpaid dividends (the "Series B Liquidation Preference") and $10.00 per share (the "Series C Liquidation Preference"), respectively. After payment of the liquidation preferences, the holders of Series B preferred stock and Series C preferred stock are not entitled to any remaining assets available for distribution to stockholders.

Redemption - Azul may, at its option, to the extent legally permissible and upon prior written notice redeem the outstanding shares of Series B preferred stock or Series C preferred stock by paying the Series B Liquidation Preference or the Series C Liquidation Preference, respectively.

Voting Rights - Holders of Series B preferred stock and Series C preferred stock generally have the same voting rights as common stockholders on an as-if converted basis. Except as provided by law, or as discussed below, or by provisions establishing any other series of preferred stock, the holders of Series C preferred stock and Series B preferred stock vote together with the holders of common stock as a single class.

Azul cannot take action to amend, alter or repeal the preferences, special rights, or other powers of the Series B preferred stock that affects adversely the Series B preferred stock without the written consent or affirmative vote of the holders of a majority of the then outstanding shares of Series B preferred stock, voting as a separate class. Such action includes the authorization of any shares of capital stock with preference or priority over the Series B preferred stock as to the right to receive either dividends or amounts distributable upon liquidation, dissolution or winding up of Azul.

The affirmative vote or consent of the holders of at least two-thirds of the outstanding shares of Series C preferred stock is required to effect the following actions by Azul: (i) any amendment, waiver or repeal of any provision of the Azul certificate of incorporation or bylaws that affects adversely the voting powers, preferences, or other special rights or privileges, qualifications, limitations or restrictions of the Series C preferred stock,
(ii) any authorization or any designation of any new class or series of stock or any other securities convertible into equity securities of Azul ranking on a parity with or senior to the Series C preferred stock in right of redemption, liquidation preference, voting or dividends, or any increase in the authorized or designated number of any such new class or series, (iii) any issuance of additional shares of Series C preferred stock, other than up to 500,000 shares issued in connection with conversions of debt outstanding as of December 30, 1998, or in excess of an additional 64,701 shares of Series B preferred stock after December 30, 1998, (iv) any declaration or payment of any dividends or any distributions with respect to any securities of Azul, other than to holders of Series B preferred stock as provided in the certificate of incorporation, (v) any redemption, purchase or acquisition for value of any securities of Azul, other than pursuant to redemption or conversion of the Series B preferred stock or Series C preferred stock as provided in the certificate of incorporation, and
(vi) any liquidation, dissolution, winding up, sale, lease, license, assignment, transfer or other disposition of all or substantially all of the assets of Azul or of any subsidiary of Azul, or any share exchange, consolidation or merger involving Azul or any subsidiary of Azul, or any reclassification or other change of any stock or recapitalization of Azul.

Dividend Rights - The holders of Series B preferred stock are entitled to receive, out of funds that are legally available, cumulative dividends of $.40 per share per year, payable quarterly. As of March 31, 2001 cumulative accrued but unpaid dividends on the outstanding shares of Series B preferred stock totaled $493,000. Holders of Series C preferred stock are not entitled to receive any dividends. Azul cannot pay any dividends on shares of its common stock until the holders of Series B preferred stock receive the dividends to which they are entitled, or at any time while shares of Series C preferred stock are outstanding.

17. Related Party Transactions

The Company was indebted to Tudor Trust at March 31, 2001 in the aggregate principal amount of $14,308,000. During the year, Tudor Trust converted its indebtedness from XyEnterprise in the principal amount of $1,850,000 to approximately 649,000 shares of common stock of XyEnterprise. The President and Chairman of the Board of Directors of the Company, Chairman of the Board of Directors of XyEnterprise, and Chairman of NanoFrames is the sole trustee and beneficiary of Tudor Trust. He holds the foregoing positions in those companies without compensation. Through shares of common stock of the Company owned by Tudor Trust and shares which Tudor Trust has the right to acquire by the conversion of debt, Tudor Trust controls the Company. Tudor Trust also directly holds a minority stock interest in XyEnterprise. The transactions among the Company, XyEnterprise, and NanoFrames and between any of the entities and Tudor Trust have been unanimously approved by the independent members of the Board of Directors of each company with independent legal and financial advice.

Opportunities to be considered by Azul have generally been provided to Azul by Tudor Trust ("Tudor"), the majority shareholder of the Company, as a result of Tudor's existing investments in, and frequent control of, other companies. In those instances investment by Azul are approved by its independent Directors with independent legal and financial advice.

Other opportunities may be identified by the Company through various sources including contacts of the Company's officers with other investment companies, brokers, and by direct contact with principals of potential investees. As a result of the foregoing, Azul entered into a loan agreement with PlazaBlue Inc. ("PlazaBlue") (formerly Antiqnet.com, Inc.), a company in which Tudor Trust had a 70% ownership. During the fiscal year, the Company provided a $2,450,000 loan to PlazaBlue Inc. Tudor Trust held a majority interest in PlazaBlue Inc. as a result of stock owned and stock which it had a right to acquire through the conversion of debt. As a result of default by PlazaBlue in the repayment of its debts, the lenders, including Tudor Trust and Azul, foreclosed on the assets of PlazaBlue. Effective March 31, 2001, the Company, at the election of Azul, sold its entire interest the assets to Tudor Trust for its carrying value in the company.

Effective March 31, 2001, the Company entered into an agreement with Tudor Trust to purchase shares of XyEnterprise from Tudor Trust such that the Company's interest in XyEnterprise would exceed 50%. Accordingly, the Company acquired an additional 575,000 shares of XyEnterprise common stock in exchange for the issuance of 1,092,500 shares of Azul common stock. The transaction was based upon the values of the XyEnterprise and Azul common stocks at the last sales price for XyEnterprise common shares and the value of the Azul shares at the close of business on March 31, 2001, the effective date of the agreement.

In October 2000, Azul agreed to invest up to $500,000 in NanoFrames, LLC. Tudor Trust holds a majority interest in NanoFrames. As of March 31, 2001, $245,894 had been advanced to NanoFrames. These funds were used for the purchase of laboratory equipment and supplies, salaries, and rent and office expenses.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported in Current Reports on Form 8-K dated December 11, 2000, and January 10, 2001, during fiscal year 2001 the Company changed accountants from Richard A. Eisner & Company, LLP to Deloitte & Touche LLP. As previously reported in a Current Report on Form 8-K dated February 28, 2000, during fiscal year 2000 the Company changed accountants from PricewaterhouseCoopers LLP to Richard A. Eisner and Company LLP. There were no disagreements with the Company's current and predecessor accountants on any accounting and financial disclosure matters.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information required by this item (i) will be included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Information Statement for its 2001 Annual Meeting of Stockholders (the "2001 Information Statement to Stockholders"), which information is incorporated herein by reference, and (ii) is included in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant," which information is incorporated herein by reference.

ITEM 11. Executive Compensation

Information required by this item will be included under the headings "Director Compensation" and "Executive Compensation" in the 2001 Information Statement to Stockholders, which information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item will be included under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Information Statement to Stockholders, which information is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

Information  required by this item will be included  under the heading  "Certain
Transactions"  in  the  2001  Information   Statement  to  Stockholders,   which
information is incorporated herein by reference.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     a. (1) Financial Statements

The following financial statements of Azul Holdings Inc. are included in Part II, Item 8.

                                                                                                                    Page(s) in
                                                                                                                    Form 10-K
Independent Auditors' Report..................................................................................          23
Independent Auditors' Report..................................................................................          24
Report of Independent Accounts................................................................................          25
Consolidated Balance Sheets-March 31, 2001 and 2000..........................................................           26
Consolidated Statements of Operations for the years ended March 31, 2001, 2000 and 1999......................           27
Consolidated  Statements of Changes in  Stockholders'  Deficit for the years ended March 31, 2001, 2000 and
1999                                                                                                                    28
Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999......................           29
Notes to Consolidated Financial Statements...................................................................           31

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

     b. Reports on Forms 8-K
     Azul filed a report on Form 8-K dated January 10, 2001, which reported under Item 4 the appointment of Deloitte & Touche LLP as independent accountants for the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AZUL HOLDINGS INC.
Date: July 13, 2001
                                       By:  /s/ Jeffery L. Neuman
                                            ---------------------
                                            JEFFREY L. NEUMAN
                                            President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.




Signature                Title                                    Date


/s/  Jeffery L. Neuman   Chairman of the Board of Directors,      July 13, 2001
----------------------
     JEFFREY L. NEUMAN   President




/s/ Edward S. Wittman    Vice President, Chief Financial Officer, July 13, 2001
---------------------
    EDWARD S. WITTMAN    Treasurer and Secretary (Principal
                         Financial and Accounting Officer)



/s/ Lance Laifer         Director                                 July 13, 2001
----------------
   LANCE LAIFER

                                  EXHIBIT INDEX

Exhibit No.                Description

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

Exhibit No.                Description

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

10.9 First Amendment to Second Amended and Restated Secured Advance Facility Loan Agreement, dated as of December 31, 1998, by and between the Registrant and Jeffrey L. Neuman, as trustee of the Tudor Trust u/d/t December 12, 1997 is incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998

10.10 Secured Advance Facility Loan Agreement, dated as of December 31, 1998, by and between Xyvision Enterprise Solutions, Inc. and Jeffrey L. Neuman, as trustee of the Tudor Trust u/d/t December 12, 1997 is incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998

10.11 Letter Agreement, dated December 31, 1998, by and between the Registrant and Jeffrey L. Neuman, as trustee of the Tudor Trust u/d/t December 12, 1997 is incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998

   Exhibit No.             Description

10.12 Series A Convertible preferred stock Purchase Agreement, dated as of December 31, 1998, by and between Xyvision Enterprise Solutions, Inc. and Tudor Trust is incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998

10.13 Services Agreement, dated as of December 31, 1998, by and between the Registrant and Xyvision Enterprise Solutions, Inc. is incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998

10.14 Letter Agreement, dated as of December 31, 1998, by and between Xyvision Enterprise Solutions, Inc. and Jeffrey L. Neuman, as trustee of the Tudor Trust u/d/t December 12, 1997 is incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998

10.15 Form of Exchange Agreement for 15% Promissory Notes is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994

10.16 Form of Exchange Agreement for 4% Promissory Notes is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.17 Form of Exchange Agreement for 6% Convertible Subordinated Debentures due 2002 is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

10.18 Sublease Agreement, dated as of September 18, 1997, by and between the Company and TASC, Inc. is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997

10.19 Fifth Amendment dated as of March 31, 2001,to Second Amended and Restated Secured Advance Facility Loan Agreement, dated July 1, 1998, by and between the Registrant and Jeffrey L. Neuman, as trustee of the Tudor Trust u/d/t December 12, 1997.

10.20 Warrant No. A for the purchase of 500,000 shares of common stock, whereby Tudor Trust u/t/d is entitled, subject to the provisions of the Warrant, to purchase from the Company, at any time after March 31, 2000, and continuing until March 31, 2001, up to the number of fully paid and non-assessable shares of common stock of the Company.

10.21 Amendment dated June 19, 2001, effective as of March 31, 2001, between the Registrant and Tudor Trust with respect to the Azul Warrant No. A dated as of March 31, 2000, for the purchase of 500,000 shares.

10.22 Share Purchase and Sale Agreement dated June 5, 2001, between the Registrant and Tudor Trust.

10.23 Agreement dated May, 2001, between the Registrant and Tudor Trust, a trust of which Jeffrey L. Neuman is the sole trustee and current beneficiary, to assign, sell and transfer to Tudor Trust Registrant's entire membership interest in 2001 Investments LLC.

10.24 Secured Advance Facility Loan Agreement effective as of June 19, 2000, by and among the Registrant, Antiqnet.com Inc., Sloans Auction Galleries Ltd., and Antique Networking, Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference).

Exhibit No.                Description

10.25 Series A Preferred Stock Purchase Agreement between Xyvision Enterprise Solutions, Inc. and Cadmus Communications Corporation dated February 16, 2001.

10.26 First Amendment dated July 1, 1999 to Secured Advance Facility Loan Agreement dated December 31, 1998 between Xyvision Enterprise Solutions, Inc. and Jeffrey L. Neuman as trustee of the Tudor Trust u/d/t December 12, 1997 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

10.27 Series A Convertible Preferred Stock Purchase Agreement dated July 1, 1999 between Xyvision Enterprise Solutions, Inc. and Tudor Trust (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference)

10.28 Second Amendment dated December 7, 1999 to Second Amended and Restated Secured Advance Facility Loan Agreement dated July 1, 1998 between the Registrant and Jeffrey L. Neuman as trustee of the Tudor Trust u/d/t December 12, 1997 (filed as Exhibit 99 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999 and incorporated herein by reference)

10.29 Third Amendment dated March 31, 2000 to Second Amended and Restated Secured Advance Facility Loan Agreement dated July 1, 1998 between the Registrant and Jeffrey L. Neuman as trustee of the Tudor Trust u/d/t December 12, 1997 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

10.30 Fourth Amendment dated June 19, 2000 to Second Amended and Restated Secured Advance Facility Loan Agreement dated July 1, 1998 between the Registrant and Jeffrey L. Neuman as trustee of the Tudor Trust u/d/t December 12, 1997 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

16.1 Letter from Richard A. Eisner & Company, LLP to the Securities and Exchange Commission dated December 15, 2000 (filed as Exhibit 16.1 to the Registrant's Current Report on Form 8-K dated December 11, 2000 and incorporated herein by reference).

21       List of Subsidiaries

23.1     Consent of Deloitte & Touche LLP

23.2     Consent of Richard A. Eisner & Company, LLP

23.3     Consent of PricewaterhouseCoopers LLP


* Management contract or compensatory plan or arrangement filed in response to
Item 14(a)(3) of the instructions to Form 10-K