Form 10QSB
period 2001-06-30
AZUL HOLDINGS INC
filed 2001-08-13
CIK 721080

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                  For the transition period from ____ to _____


                        Commission file number 000-14747


                               Azul Holdings Inc.
        (Exact name of small business issuer as specified in its charter)

               Delaware                                 04-2751102
       (State or other jurisdiction           (I.R.S. Employer Identification
        of incorporation or organization)      No.)


                6672 Gunpark Drive, Suite 100, Boulder, CO 80301
                    (Address of principal executive offices)



                   (303) 448-9441 (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001


                Common Stock, $.03 par value            5,142,883
                     (Title of each class)          (number of shares)

    Transitional Small Business Disclosure Format (check one): Yes [ ] No[x]

                                   Form 10-QSB

Explanatory Note:

The periodic reports filed by Azul Holdings Inc. with the SEC for previous fiscal periods through the fiscal year ended March 31, 2001 have been filed under the disclosure framework of SEC Regulations S-K and S-X. As of March 31, 2001, Azul met all of the criteria for filing its reports for periods during the fiscal year ending March 31, 2002, under the disclosure framework of SEC Regulation S-B, which applies to small business issuers. Accordingly, beginning with this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001, Azul will file its periodic reports in accordance with Regulation S-B.


                                Table of Contents


                                                                                                                Page

   Part I - FINANCIAL INFORMATION..................................................................................3

   ITEM 1. Financial Statements....................................................................................3

   Unaudited Consolidated Balance Sheet as of June 30, 2001........................................................3

   Unaudited Consolidated Statements of Operations for the three month periods ended June 30, 2001 and 2000...............................................................................4

   Unaudited Consolidated Statements of Cash Flows for the three month periods ended June 30, 2001 and 2000...............................................................................5

   Notes to Unaudited Consolidated Financial Statements............................................................6

   ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...................9

   PART II  OTHER INFORMATION.....................................................................................12

   Item 2.  Changes in Securities.................................................................................12

   Item 3. Defaults Upon Senior Securities........................................................................12

   Item 6. Exhibits and Reports on Form 8-K.......................................................................12





This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including risks related to the Company's credit line availability and debt restructuring efforts, and the risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, among others, could cause actual results to differ materially from those expressed or implied by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ materially from management's expectations.

                         Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                                                   June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents...................................................         $  2,934
Accounts receivable:
  Trade, less allowance for doubtful accounts of $155.......................            2,229
Other current assets........................................................              843
                                                                                    ---------

Total current assets........................................................            6,006
Property and equipment, net.................................................              597
Goodwill....................................................................            1,576
Investment in unconsolidated entity.........................................              193
Other assets, net, principally capitalized software costs...................              302
                                                                                   ----------
Total assets................................................................         $  8,674
                                                                                     ========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable to stockholder................................................          $14,508
Convertible subordinated debentures and promissory notes ...................            1,779
Accounts payable and accrued expenses.......................................            1,850
Accrued interest............................................................            1,243
Deferred service revenues...................................................            1,766
Other current liabilities...................................................              678
                                                                                    ---------
Total current liabilities...................................................           21,824
                                                                                      -------

Minority interest in subsidiary.............................................            3,093
                                                                                      -------

Commitments and contingencies
Stockholders' deficit:
  Capital stock:
    Series B convertible preferred stock, $1.00 par value; 300 shares authorized; 213 shares issued and outstanding (aggregate liquidation
      preference of $3,167).................................................              213
    Series C convertible preferred stock, $1.00 par value; 1,000 shares authorized; 175 shares issued and outstanding (aggregate liquidation
      preference of $1,750).................................................              175
    Common stock, $.03 par value; 25,000 shares authorized;
      5,238 shares issued and outstanding...................................              157
Additional paid-in capital..................................................           59,976
Accumulated deficit.........................................................          (75,595)
                                                                                      --------
                                                                                      (15,074)
Less: Treasury common stock, at cost; 95 shares.............................           (1,169)
                                                                                     ---------

Total stockholders' deficit.................................................          (16,243)
                                                                                      --------

Total liabilities and stockholders' deficit.................................          $ 8,674
                                                                                      =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                               2001              2000
                                                               ----              ----
Revenues:
  Systems..............................................       $880              $409
  Service..............................................      1,933             1,684
                                                            ------            ------
    Total revenues.....................................      2,813             2,093
                                                            ------            ------
Cost of sales:
  Systems..............................................        134               182
  Service..............................................      1,312               998
                                                            ------           -------
    Total cost of sales................................      1,446             1,180
                                                            ------            ------
Gross margin...........................................      1,367               913

Operating expenses:
  Research and development.............................      1,175               840
  Marketing, general, and administrative...............      1,940             1,505
                                                            ------            ------
    Total operating expenses...........................      3,115             2,345
                                                            ------            ------

Loss from operations...................................     (1,748)           (1,432)
                                                            -------           -------
Other income (expense), net:
  Loss on settlement of an accrued interest
    liability - stockholder............................        ---            (2,793)
  Interest income......................................         49                60
  Interest expense - third party.......................        (30)              (31)
  Interest expense - stockholder.......................       (332)             (425)
  Loss from equity method investee.....................       (128)              ---
                                                            -------        ---------
    Total other expense, net...........................       (441)           (3,189)
                                                            -------           -------
Loss before minority interest share....................     (2,189)           (4,621)
Minority interest share of loss........................      1,603               578
                                                             ------          -------
Net loss...............................................       (586)           (4,043)
Accrued preferred stock dividends......................        (24)              (24)
                                                           --------          --------
Net loss allocable to common stockholders..............      $(610)          $(4,067)
                                                             =====           ========
Basic and diluted loss per share:
  Before accrued preferred stock dividends.............      $(.11)           $(1.22)
  Accrued preferred stock dividends....................       (.01)             (.01)
                                                            -------        ----------
  Basic and diluted loss per share.....................      $(.12)          $ (1.23)
                                                             ======          ========
Basic and diluted weighted average shares
  Outstanding..........................................      5,140             3,298
                                                             =====            ======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                                    2001               2000
                                                                                    ----               ----
Operating Activities:
Net loss................................................................           $(586)            $(4,043)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization...........................................             163                 146
Common stock and warrants issued to a shareholder in payment of   interest
and as consideration for extension of credit facility...................             ---               2,793
Share of loss of equity method investee.................................             128                 ---
Minority share of loss of subsidiary....................................          (1,603)               (578)
Interest expense related to warrants....................................              23                 163
Provision for losses on accounts receivable.............................             ---                  23
Changes in operating assets and liabilities:
  Accounts receivable...................................................            (337)                 (1)
  Other assets..........................................................              41                  (7)
  Accounts payable and accrued expenses.................................             224                (570)
  Accrued interest......................................................             279                 292
  Deferred service revenues.............................................             126                  70
  Other current liabilities.............................................              11                  92
                                                                                 -------             -------
Net cash used by operations.......................................                (1,531)             (1,620)
                                                                                  -------             -------
Investing Activities:
Additions to property and equipment.....................................             (81)               (107)
Investment in Nanoframes, LLC...........................................             (72)                ---
                                                                                 --------           --------
Net cash used by investments............................................            (153)              (107)
                                                                                 --------           --------
Financing Activities:
Proceeds from credit facility from a stockholder, net...................             200                 ---
                                                                                  -------           --------
Net cash provided from financing........................................             200                 ---
                                                                                  -------           --------
Net decrease in cash and cash equivalents...............................          (1,484)             (1,727)
Cash and cash equivalents at the beginning of the period................           4,418               6,890
                                                                                  -------             ------
Cash and cash equivalents at the end of the period......................          $2,934              $5,163
                                                                                  =======             ======
Supplemental cash flow information:
Accrued dividends on preferred stock....................................              24                  24
Issuance of common stock in payment of prior periods' accrued interest..             ---               1,871
Issuance of warrants to purchase common stock and fair value of debt
     conversion as consideration for extension of credit facility.......             ---                 119

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               Azul Holdings Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Unaudited Interim Information

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position as of June 30, 2001 and the consolidated results of operations and consolidated cash flows for the quarters ended June 30, 2001 and 2000 of Azul Holdings Inc. ("Azul" or the "Company") and its majority-owned subsidiary, Xyvision Enterprise Solutions, Inc. ("XyEnterprise"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by SEC rules for interim period financial statements. The Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 should be read in conjunction with these interim financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could impact future results of operations and cash flows. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and has a substantial working capital deficiency and a stockholders' deficit at March 31, 2001 and is in default on its 6% Convertible Subordinated Debentures, 15% Promissory Notes, and 4% Promissory Notes as previously reported in Note 7 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. The Company's attainment of profitable operations and sufficient additional financing, as well as the continued forbearance of its debenture holders, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. There have been no material changes with respect to these items as previously reported.

The consolidated results of operations for the quarter ended June 30, 2001 are not necessarily indicative of the results of consolidated operations that may be expected for the fiscal year ending March 31, 2002.

The Company accounts for its 14% equity interest held in the form of preferred units in NanoFrames, LLC ("NanoFrames") using the equity method since the Company is able to exercise significant influence over the financial and operating policies of NanoFrames. The Company holds the only preferred interest in NanoFrames. In applying the equity method, the Company recognizes losses with respect to its preferred interest after all common equity interests have been fully eliminated by losses. During the three months ended June 30, 2001, the Company recognized all losses of NanoFrames because the common interests had been fully eliminated. The Company applies the equity method with respect to the operating results of NanoFrames using a three-month lag. Accordingly, the operating results of NanoFrames for the three months ended March 31, 2001 have been used in applying the equity method in the financial statements of the Company for the three months ended June 30, 2001.

The Company has committed to purchase a preferred interest in NanoFrames for $500,000, which is being provided as needed by NanoFrames. Through June 30, 2001, the Company has provided $315,592 and has agreed to fund an additional $184,408. At June 30, 2001, the carrying amount of the Company's investment in NanoFrames approximated its share of the book value of the net assets of NanoFrames. If the Company's investment in NanoFrames is reduced to zero in the Company's balance sheet, any further losses of NanoFrames would be recognized by the Company to the extent that the Company is still obligated to make future capital contributions.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 as of July 1, 2001, but has not initiated any business combinations subject to the new provisions.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from requiring amortization to an impairment-only approach without periodic amortization. Amortization of goodwill recorded for past business combinations will cease upon adoption of SFAS No. 142. The Company is required to implement SFAS No. 142 on April 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.


Note 2. Nature of Business

Azul was incorporated under Delaware law in 1981. At this time, Azul's principal asset is its ownership of a 52.5% equity interest in XyEnterprise. XyEnterprise develops, markets, integrates and supports content management and publishing software for a variety of customers in numerous industries. These products help companies create, manage and deliver large amounts of content in Web, electronic or paper formats (or media). XyEnterprise integrates its internally developed products with selected third-party products to create complete publishing and content management solutions through its professional services group and qualified third-party resellers and service partners. These solutions are designed to increase productivity of content creation and editing, enhance document and knowledge management functions, improve quality and timeliness of formatted information and support the growing use of Extensible Markup Language ("XML") as a core business technology.

Azul provides financial and management support to a few carefully selected high technology companies generally in their emerging or early-stages of corporate development and to mid-stage companies. To date, Azul's principal asset is its holdings in XyEnterprise which previously was a wholly-owned subsidiary. During fiscal 2001, Azul made an initial investment in NanoFrames and now has a 14% preferred ownership interest. NanoFrames is in the early stages of the research and development of nanotechnology using the principles of molecular biology.

From time to time Azul may make additional investments in the above referenced companies and may make investments in other companies. Opportunities to be considered by Azul have generally been provided to Azul by Tudor Trust ("Tudor"), the majority shareholder of the Company, as a result of Tudor's existing investments in, and frequently control of, other companies. In those instances an investment by Azul is approved by its independent directors with independent legal and financial advice.

Note 3. Note Payable to Stockholder

Azul has a line of credit with Tudor, the majority stockholder of the Company. The grantor, sole trustee and sole current beneficiary of Tudor Trust also serves as Chairman of the Board of Directors and President of Azul, Chairman of the Board of Directors of XyEnterprise, and Chairman of NanoFrames. The line of credit, which is due on March 31, 2002, is collateralized by the Company's stock in XyEnterprise and has been used for working capital and general business purposes. Interest on the line of credit is payable on a quarterly basis in cash; however, Tudor has had the option to receive interest on a quarterly basis after January 1, 1999, payable in shares of common stock based on the fair market value as determined at the end of each quarter. As part of the amendment to extend the maturity date of the Company's credit facility to March 31, 2002, Tudor and the Company agreed that the interest payable equal to $1,158,998 as of March 31, 2001, be added to and become part of the principal sum of the indebtedness, and agreed that interest for subsequent periods would similarly be added to and become part of the principal, in the event that Tudor does not elect within ten days of the end of each quarter to receive such interest in the form of capital stock of the Company. Subsequent to June 30, 2001, Tudor did not elect to receive interest payable as of June 30, 2001 in stock, and such interest has been added to the principal balance during July 2001. Since the initial establishment of the credit line in 1992, there have been numerous amendments affecting the maximum loan amount among other terms and provisions. Subsequent amendments and agreements between Azul and Tudor increased the line to $12,500,000 at March 31, 2000, exclusive of the separate $5,000,000 loan facility described below, and changed the maturity date to March 31, 2002.

During June 2000 Tudor agreed to provide a $5,000,000 loan facility for the Company to be utilized for the making of loans to or investments in other entities. The loan bears interest at 8% per annum, is due March 31, 2002, and is secured by a pledge of all of the assets of the Company on the same basis as the prior indebtedness of the Company to Tudor Trust. The additional loan is convertible into common stock of the Company at the option of Tudor at a price of $3.25 per share.

During the quarter ended June 30, 2000, Tudor Trust and the Company executed an amendment to their loan agreement increasing the aggregate amount of the loan by approximately $175,000 to $12,500,000, signed a separate $5,000,000 loan facility, and changed the maturity date of the original loan agreement to March 31, 2001. Tudor Trust and the Company also agreed that the interest payable of $1,871,000 for the period from July 1, 1998 through March 31, 2000 would be paid by the issuance to Tudor Trust of 1,142,890 shares of the common stock of the Company and agreed that interest for subsequent periods would, at the option of Tudor Trust, be paid in cash or in shares of the common stock of the Company valued for such purposes based upon their public trading market price at the end of each quarterly interest payment period. The Company recorded a charge to earnings in the first quarter of fiscal 2001 in the amount of $2,793,000 as a result of the settlement of this interest obligation by the issuance of common stock.

As of June 30, 2001, the Company had an outstanding loan balance of $14,508,000 of the $17,500,000 available under the credit lines with the first $5,000,000 of the principal balance outstanding bearing interest at 6% per year and the remaining principal balance bearing interest at 8% per year.


Note 4.  Contingencies

Azul has been advised that certain minority shareholders of PlazaBlue have retained counsel for the purpose of possibly asserting a claim against Azul, the president of Azul, Tudor Trust and one other person with respect to transactions of such persons with PlazaBlue. As previously disclosed, Azul and Tudor Trust made loans to PlazaBlue that subsequently became in default and resulted in a foreclosure on the assets of PlazaBlue. Azul believes, based on the advice of counsel after a review of the facts and circumstances related to the possible claim, that the claim is without merit. Counsel for Azul has commenced discussions with the potential claimants for the purpose of avoiding the claim. However, there can be no assurance that a legal proceeding asserting the claim will not be subsequently initiated against Azul.

ITEM 2

     Management's Discussion and Analysis of Financial Condition and Results of Operations For the three month periods ended June 30, 2001 and 2000

Results of Operations

         Revenues for the first quarter of fiscal 2002 were $2,813,000, an increase of approximately $720,000, or 34%, from the first quarter of fiscal 2001. All the revenues reported for each period were generated by XyEnterprise. During the first quarter of fiscal 2002, revenue from system licenses increased by $470,000 due to the licensing of products introduced during the second and third quarter of the prior fiscal year. Further, during the current quarter one client, that acquired a multi-site license, accounted for 32% of system revenue and 15% of total revenue. Revenue from consulting services increased by $249,000 or 15%. Changes in service revenues general lag changes in system licensing revenues by at least one quarter. XyEnterprise believes that this increase in revenues reflects customers' continuing acceptance of its new products. Content@XML was introduced during November 2000 and Version 7.0 of XPP was introduced in October 2000.

         Cost of sales for systems licensing decreased during the first quarter of fiscal 2002 even though revenue increased due primarily to a decrease in the sale of third party products and an increase in XyEnterprise products sold as compared to the first quarter of fiscal 2001. Gross margin as a percent of revenues improved significantly to 48.6% overall from 43.6% for the comparable quarter in the prior year. Gross margins for system licensing increased to 84.8% while the gross margin on consulting services declined to 32% during the quarter as compared to 55.5% and 40.7% during the first quarter of fiscal 2001. The change in gross margin for service revenues is attributed principally to the additional staffing hired in anticipation of the additional consulting work generated by the increases in licensing revenue.

         Research and development expenses by XyEnterprise in the first quarter of fiscal 2002 increased by $335,000, or 40%, from the first quarter of fiscal 2001 due primarily to the expansion of the quality assurance department and additional consulting staff within the engineering department. These expenses represented 42% and 40% of revenues during the first quarter of fiscal 2002 and 2001, respectively. No software costs were capitalized during the reporting periods.

         Marketing, general and administrative expenses increased in fiscal 2002 over levels for the comparable periods of fiscal 2001, principally as a result of changes in the marketing and sales organization at XyEnterprise. The increases resulted primarily from increased sales and marketing costs with the hiring of new sales representatives in the UK, France, Australia and in the United States. Further, XyEnterprise created a new group within the marketing department to assist in the development of market specific packaged solutions for various significant vertical markets as well as to support the efforts of XyEnterprise's new channel partners.

         During the first quarter of fiscal 2001, Tudor Trust and the Company executed an amendment to their loan agreement increasing the aggregate amount of the loan by approximately $175,000 to $12,500,000, signed a separate $5,000,000 loan facility, and changed the maturity date of the original loan agreement to March 31, 2001. Tudor Trust and the Company also agreed that the interest payable of $1,871,000 for the period from July 1, 1998 through March 31, 2000 would be paid by the issuance to Tudor Trust of 1,142,890 shares of the common stock of the Company and agreed that interest for subsequent periods would, at the option of Tudor Trust, be paid in cash or in shares of the common stock of the Company valued for such purposes based upon their public trading market price at the end of each quarterly interest payment period. The Company recorded a charge to earnings in the first quarter of fiscal 2001 in the amount of $2,793,000 as a result of the settlement of this interest obligation by the issuance of common stock.

Liquidity and Capital Resources

         At June 30, 2001, the Company's cash balance was $2,934,000. During the first quarter of fiscal 2002, the Company's cash balance decreased by $1,484,000, primarily as a result of funding operational costs from growth in staffing at XyEnterprise, principally in the sales and development areas. The Company invested $81,000 in capital expenditures during the first quarter of fiscal 2002.

         Minority interest in subsidiary decreased from $4,696,000 at March 31, 2001 to $3,093,000 at June 30, 2001. The decrease in the minority interest of $1,603,000 resulted from the allocation of the entire operating loss of XyEnterprise for the period of April 1, 2001 to June 30, 2001 to the minority interest as a result of the carrying value of the majority equity interest having been previously reduced to zero. Common and preferred stock of XyEnterprise held by parties other than Azul are classified as minority interest in the Company's consolidated balance sheet and not included in consolidated stockholders' deficit. The Company charges a pro rata share of XyEnterprise's losses to the Company's common interest in proportion to the respective ownership interest percentages. If either the Company's or the minority's common interest is fully eliminated, further losses are charged to the remaining Company or minority common interest until it is fully eliminated, after which any further losses are charged to the balance of any existing preferred minority interest. After any preferred minority interest is eliminated, further losses are fully absorbed in the consolidated profit and loss of the Company.

         As of June 30, 2001, Azul has an amended line of credit pursuant to which it may borrow up to $17,500,000 from Tudor Trust, the largest stockholder of the Company, of which approximately $14,508,000 was outstanding at June 30, 2001. The grantor, sole trustee and sole current beneficiary of Tudor also serves as Chairman of the Board of Directors of Azul and XyEnterprise and holds other executive officer and director positions with NanoFrames, LLC. This line of credit, which is payable March 31, 2002, is collateralized by the shares of XyEnterprise stock and the interest in NanoFrames held by the Company, and has been used for working capital, general business purposes, and to fund the investment in NanoFrames. The first $5,000,000 of the principal balance outstanding bears interest at 6% per year and the remaining principal balance bears interest at 8% per year. Further, the amounts outstanding in excess of $12,500,000 are convertible at the option of the note holder into common shares of Azul at the rate of $3.25 per share.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations, has a working capital deficiency and a stockholders' deficit, and is in default on interest payments on its 6% Convertible Subordinated Debentures, 15% Promissory Notes, and its 4% Promissory Notes. The Company, however, anticipates that its cash requirements for fiscal 2002 will be satisfied mainly from its credit lines, or otherwise from Tudor
Trust, assuming the continued forbearance by the holders of Azul's 6% Debentures, 15% Notes and 4% Notes. As previously reported in Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, there are certain defaults in effect with respect to the Debentures, 15% Notes and 4% Notes and an arrearage in the payment of dividends on the Azul Series B preferred stock. There has been no material change with respect to these items as previously reported.

Recent Accounting Pronouncements

FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow gains and losses related to a hedged item recognized in the income statement to be offset by the related derivative's gain and losses, and requires the Company to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company adopted this statement on April 1, 2001. The adoption of SFAS No. 133, as amended, did not have any impact on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 as of July 1, 2001, but has not initiated any business combinations subject to the new provisions.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from requiring amortization to an impairment-only approach without periodic amortization. Amortization of goodwill recorded for past business combinations will cease upon adoption of SFAS No. 142. The Company is required to implement SFAS No. 142 on April 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

                            PART II OTHER INFORMATION
Item 2.  Changes in Securities.

(c) During the quarter ended June 30, 2001, Azul issued a total of 6,594 shares of common stock that were not registered under the Securities Act of 1933, in exchange for conversions of outstanding shares of Azul's Series B preferred stock by holders of those shares. No commission or other remuneration was paid or given directly or indirectly for soliciting these exchanges. The shares of common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

As previously reported in Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, there exists certain defaults with respect to Azul's outstanding Debentures, 15% Notes and 4% Notes and an arrearage in the payment of dividends on the Azul Series B Preferred stock. There has been no material change with respect to these items as previously reported.

Item 6. Exhibits and Reports on Form 8-K.

(a) No exhibits are required to be filed as part of this report.

(b) Azul filed a report on Form 8-K dated July 19, 2001, solely for the purpose of filing the consent of Richard A. Eisner & Company, LLP related to its Independent Auditors' Report included in the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 filed on July 16, 2001. This consent was inadvertently omitted from the Form 10-K filing.



                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Azul Holdings Inc.
                                  (Registrant)

August 13, 2001
                          /s/ Edward S. Wittman
                          ---------------------
                          Edward S. Wittman
                          Vice President, Chief Financial Officer,
                          Treasurer and Secretary
                          (Principal Financial and Accounting Officer)