Form 10QSB
period 2001-09-30
AZUL HOLDINGS INC
filed 2001-11-15
CIK 721080

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
        [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001
                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                  For the transition period from ____ to _____


                        Commission file number 000-14747


                               Azul Holdings Inc.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   04-2751102
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
     of incorporation or organization)

                6672 Gunpark Drive, Suite 100, Boulder, CO             80301
                (Address of principal executive offices)             (Zip Code)

                                 (303) 448-9441
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 2000

       Common Stock, $.03 par value                 5,146,173
       (Title of each class)                    (number of shares)

    Transitional Small Business Disclosure Format (check one): Yes [ ] No[x]

                                   Form 10-QSB

                                Table of Contents


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

      Unaudited Consolidated Balance Sheet as of September 30, 2001...................................3

      Unaudited Consolidated Statements of Operations for the three and six month periods ended September 30, 2001........................................................................4

      Unaudited Consolidated Statements of Cash Flows for the six month periods ended September 30, 2001 and 2000...............................................................5

      Notes to Unaudited Consolidated Financial Statements............................................6

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..10

      Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................13

PART II: OTHER INFORMATION...........................................................................14

      Item 2.  Changes in Securities.................................................................14

      Item 3. Defaults Upon Senior Securities........................................................14

      Item 4.  Submission of Matters to a Vote of Security Holders...................................14

      Item 6. Exhibits and Reports on Form 8-K.......................................................14



This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The important factors discussed below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including risks related to the Company's credit line availability and debt restructuring efforts, and the risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, which risk factors should be read in conjunction with the factors discussed herein, could cause actual results to differ materially from those expressed or implied by forward-looking statements made herein and presented elsewhere by management from time to time. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ materially from management's expectations.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       AZUL HOLDINGS INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                               September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents........................................................     $  1,136
Accounts receivable:
  Trade, less allowance for doubtful accounts of $154............................        2,065
Other current assets.............................................................          793
                                                                                     ---------
Total current assets.............................................................        3,994
Property and equipment, net......................................................          537
Goodwill.........................................................................        1,534
Investment in unconsolidated entity..............................................          199
Other assets, net, principally capitalized software costs........................          135
                                                                                     ---------
Total assets.....................................................................     $  6,399
                                                                                      ========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable to stockholder.....................................................      $14,922
Convertible subordinated debentures and promissory notes ........................        1,779
Accounts payable and accrued expenses............................................        1,877
Accrued interest.................................................................        1,284
Deferred service revenues........................................................        1,276
Other current liabilities........................................................          729
                                                                                     ---------
Total current liabilities........................................................       21,867
                                                                                       -------
Minority interest in subsidiary..................................................        1,416
                                                                                      --------
Commitments and contingencies
Stockholders' deficit:
  Capital stock:
    Series B convertible preferred stock, $1.00 par value; 300 shares authorized; 205 shares issued and outstanding (aggregate liquidation
      preference of $3,040)......................................................          205
    Series C convertible preferred stock, $1.00 par value; 1,000 shares authorized; 175 shares issued and outstanding (aggregate liquidation
      preference of $1,750)......................................................          175
    Common stock, $.03 par value; 25,000 shares authorized;
      5,241 shares issued and outstanding........................................          157
Additional paid-in capital.......................................................       59,938
Accumulated deficit..............................................................      (76,190)
                                                                                       --------
                                                                                       (15,715)
Less: Treasury common stock, at cost; 95 shares..................................       (1,169)
                                                                                      ---------

Total stockholders' deficit......................................................      (16,884)
                                                                                       --------

Total liabilities and stockholders' deficit......................................      $ 6,399
                                                                                       =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       AZUL HOLDINGS INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                 Three Months Ended        Six Months Ended
                                                                                   September 30,             September 30,
                                                                                   -------------             -------------
                                                                                 2001        2000          2001       2000
                                                                                 ----        -----         ----       ----
                                                                                          (restated)                  (restated)
                                                                                          ----------                  ----------
                                                                                    (Unaudited)               (Unaudited)
Revenues:
Systems....................................................................    $   902      $   257        $1,782      $   666
Service....................................................................      1,782        1,402         3,715        3,086
                                                                                ------       ------        ------       ------
      Total revenues.......................................................      2,684        1,659         5,497        3,752
                                                                                ------       ------        ------       ------
Cost of sales:
Systems....................................................................        160           67           294          249
Service....................................................................      1,214          989         2,526        1,987
                                                                                ------      -------        ------       ------
      Total cost of sales..................................................      1,374        1,056         2,820        2,236
                                                                                ------       ------        ------       ------
Gross margin...............................................................      1,310          603         2,677        1,516
                                                                                ------      -------        ------       ------
Operating expenses:
  Research and development.................................................        990          902         2,165        1,742
  Marketing, general and administrative....................................      2,050        1,659         3,990        3,164
  Restructuring charge.....................................................        193           --           193           --
                                                                               -------    ---------       -------     --------
      Total operation expenses.............................................      3,233        2,561         6,348        4,906
                                                                                ------       ------        ------       ------
Loss from operations.......................................................     (1,923)      (1,958)       (3,671)      (3,390)
                                                                                -------      -------       -------      ------
Other income (expense), net:
  Loss on settlement of an accrued interest liability - stockholder........         --           --            --       (2,793)
  Interest income..........................................................         18          104            67          164
  Interest expense - third party...........................................        (33)         (31)          (63)         (62)
  Interest expense - stockholder...........................................       (250)        (390)         (582)        (815)
  Loss from equity method investee.........................................        (64)         --           (192)          --
                                                                               ---------  ---------       --------    --------
      Total other expense, net.............................................       (329)         317          (770)      (3,506)
                                                                               --------     --------      --------      ------
Loss before minority interest share........................................     (2,252)      (2,275)       (4,441)      (6,896)
Minority interest share of loss............................................      1,677          782         3,280        1,360
                                                                                ------      -------        ------       ------
Net loss...................................................................       (575)      (1,493)       (1,161)      (5,536)
Accrued preferred stock dividends..........................................         21          23             45           47
                                                                               --------    --------     ---------     --------
Net loss allocable to common stockholders..................................    $  (596)     $(1,516)      $(1,206)     $(5,583)
                                                                               ========     ========      ========     =======
Basic and diluted (loss) per share:
  Before accrued preferred stock dividends.................................    $  (.11)     $  (.37)     $   (.22)    $  (1.52)
  Accrued preferred stock dividends........................................       (.01)        (.01)         (.01)        (.01)
                                                                               ---------   ---------     ---------    --------
  Net loss per share.......................................................    $  (.12)     $  (.38)     $   (.23)    $  (1.53)
                                                                               ========     ========     =========    ========
Basic and diluted weighted average shares outstanding......................      5,146        3,997         5,143        3,647
                                                                                =======      =======       =======      ======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       AZUL HOLDINGS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                                    2001               2000
                                                                                    ----               ----
Operating Activities:
Net loss................................................................         $(1,161)            $(5,536)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization...........................................             463                 351
Common stock and warrants issued to a shareholder in payment of   interest
and as consideration for extension of credit facility...................             ---               2,998
Share of loss of equity method investee.................................             192                 ---
Minority share of loss of subsidiary....................................          (3,280)             (1,360)
Interest expense related to warrants....................................              46                 157
Provision for losses on accounts receivable.............................              (1)                (56)
Changes in operating assets and liabilities:
  Accounts receivable...................................................            (172)                828
  Other assets..........................................................              82                (235)
  Accounts payable and accrued expenses.................................             182                (356)
  Accrued interest......................................................             584                 433
  Deferred service revenues.............................................            (364)                323
  Other current liabilities.............................................              62                (480)
                                                                                 -------           ----------
Net cash used by operations.......................................                (3,367)             (2,933)
                                                                                  -------             -------
Investing Activities:
Increases to notes receivable...........................................             ---              (2,750)
Additions to property and equipment.....................................            (122)               (239)
Investment in Nanoframes, LLC...........................................            (143)                ---
                                                                                 --------           --------
Net cash used by investments............................................            (265)            (2,989)
                                                                                 --------            -------
Financing Activities:
Proceeds from credit facility from a stockholder, net...................             350               2,570
                                                                                 -------              ------
Net cash provided from financing........................................             350               2,570
                                                                                 -------              ------
Net decrease in cash and cash equivalents...............................          (3,282)             (3,352)
Cash and cash equivalents at the beginning of the period................           4,418               6,890
                                                                                  -------             ------
Cash and cash equivalents at the end of the period......................          $1,136              $3,538
                                                                                  =======             ======
Supplemental cash flow information:
Conversion of debt from shareholder to subsidiary's common stock........       $     ---              $1,850
Conversion of accrued interest to principle of note payable to
   stockholder..........................................................             264                 ---
Accrued dividends on preferred stock....................................              45                  47
Issuance of common stock in payment of prior periods' accrued interest..             ---               1,040
Value assigned to warrants issued.......................................             ---                 392

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               Azul Holdings Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Unaudited Interim Information

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2001 and the consolidated results of operations and consolidated cash flows for the quarters and six-month periods ended September 30, 2001 and 2000 of Azul Holdings Inc. ("Azul" or the "Company") and its majority-owned subsidiary, Xyvision Enterprise Solutions, Inc. ("XyEnterprise"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by SEC rules for interim period financial statements. The Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001 should be read in conjunction with these interim financial statements. As previously reported in the Company's Annual Report on Form 10-K for the year ended March 31, 2001, the Company's interim financial information for the quarterly period ended September 30, 2000, has been restated to reverse a previously recorded $900,000 gain on a capital transaction of a subsidiary. Management subsequently determined that the subsidiary's transaction resulting from the voluntary activities by a related party did not meet the Company's criteria for gain recognition. The accompanying interim financial statements for the three-month and six-month periods ended September 30, 2000, reflect this restatement.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could impact future results of operations and cash flows. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred continuing losses from operations and has a substantial working capital deficiency and a stockholders' deficit at September 30, 2001 and is in default on its 6% Convertible Subordinated Debentures, 15% Promissory Notes, and 4% Promissory Notes as previously reported in Note 7 to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. The Company's attainment of profitable operations and sufficient additional financing, as well as the continued forbearance of its debenture holders, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. There have been no material change with respect to these items as previously reported, (See Note 3).

The consolidated results of operations for the quarter ended September 30, 2001 are not necessarily indicative of the results of consolidated operations that may be expected for the fiscal year ending March 31, 2002.

The Company accounts for its 14% equity interest held in the form of preferred units in NanoFrames, LLC ("NanoFrames") using the equity method since the Company is able to exercise significant influence over the financial and operating policies of NanoFrames. The Company holds the only preferred interest in NanoFrames. In applying the equity method, the Company recognizes losses with respect to its preferred interest after all common equity interests have been fully eliminated by losses. During the six months ended September 30, 2001, the Company recognized all losses of NanoFrames because the common interests had been fully eliminated. The Company applies the equity method with respect to the operating results of NanoFrames using a three-month lag. Accordingly, the operating results of NanoFrames for the three months ended June 30, 2001 have been used in applying the equity method in the financial statements of the Company for the three months ended September 30, 2001.

The Company has committed to purchase a preferred interest in NanoFrames for $500,000, which is being provided as needed by the Company. Through September 30, 2001, the Company has provided $387,592 and has agreed to fund an additional $112,408. At September 30, 2001, the carrying amount of the Company's investment in NanoFrames approximated its share of the book value of the net assets of NanoFrames. If the Company's investment in NanoFrames is reduced to zero in the Company's balance sheet, any further losses of NanoFrames would be recognized by the Company to the extent that the Company is still obligated to make future capital contributions.

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

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued by the FASB. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 retains the requirements of SFAS No. 121 to : (i) recognize an impairment loss only if the carrying amount of long-lived asset is not recoverable from its undiscounted cash flows and (ii) measure and impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144: (i) removes goodwill from its scope and, therefore, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, (ii) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and (iii) establishes a "primary-asset" approach to determine the cash flow estimation periods for a group of assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. This statement also incorporates the guidance in FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements," for using present value techniques to measure fair value. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of this statement and will adopt such provisions in 2003.

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


Note 3. Note Payable to Stockholder

Azul has a line of credit with Tudor, the majority stockholder of the Company. The grantor, sole trustee and sole current beneficiary of Tudor Trust also serves as Chairman of the Board of Directors and President of Azul, Chairman of the Board of Directors of XyEnterprise, and Chairman of NanoFrames. The line of credit, which is due on March 31, 2002, is collateralized by the Company's assets including the stock in XyEnterprise and has been used for working capital and general business purposes. Interest on the line of credit is payable on a quarterly basis in cash; however, Tudor has had the option to receive interest on a quarterly basis after January 1, 1999, payable in shares of common stock based on the fair market value as determined at the end of each quarter. As part of the amendment to extend the maturity date of the Company's credit facility to March 31, 2002, Tudor and the Company agreed that the interest payable equal to ($1,158,998) as of March 31, 2001, be added to and become part of the principal sum of the indebtedness, and agreed that interest for subsequent periods would similarly be added to and become part of the principal, in the event that Tudor does not elect within ten days of the end of each quarter to receive such interest in the form of capital stock of the Company. Subsequent to September 30, 2001, Tudor did not elect to receive interest payable as of September 30, 2001 in stock, and such interest has been added to the principal balance during October 2001. Since the initial establishment of the credit line in 1992, there have been numerous amendments affecting the maximum loan amount among other terms and provisions. Subsequent amendments and agreements between Azul and Tudor increased the line to $12,500,000 at March 31, 2000, exclusive of the separate $5,000,000 loan facility described below, and changed the maturity date to March 31, 2002.

During June 2000 Tudor agreed to provide a $5,000,000 loan facility for the Company to be utilized for the making of loans to or investments in other entities. The loan bears interest at 8% per annum, is due March 31, 2002, and is secured by a pledge of all of the assets of the Company on the same basis as the prior indebtedness of the Company to Tudor Trust. The additional loan is convertible into common stock of the Company at the option of Tudor at the price of $3.25 per share.

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

As of September 30, 2001, the Company had an outstanding loan balance of $14,922,000 of the $17,500,000 available under the credit lines with the first $5,000,000 of the principal balance outstanding bearing interest at 6% per year and the remaining principal balance bearing interest at 8% per year. The loans were in default and during October 2001, the Company received from Tudor a notice of default as a result of a cross-default provision with respect to the defaults and resulting maturity of the separate indebtedness of the Company under its 6% Convertible Subordinated Debentures and its 15% Promissory Notes held by third parties. As a result of such defaults, Tudor has declared the principal and accrued interest under its line of credit with the Company to be immediately due and payable. Subsequently, the Company and Tudor have entered into discussions concerning a possible foreclosure sale pursuant to the Security Agreement covering the Tudor Trust line of credit and alternatives thereto.

Note 4.  Contingencies

Azul has been advised that certain minority shareholders of PlazaBlue have retained counsel for the purpose of possibly asserting a claim against Azul, the president of Azul, Tudor and one other person with respect to transactions of such persons with PlazaBlue. As previously disclosed, Azul and Tudor made loans to PlazaBlue that subsequently became in default and resulted in a foreclosure on the assets of PlazaBlue. Azul believes, based on the advice of counsel after a review of the facts and circumstances related to the possible claim, that any claim is without merit. Counsel for Azul has held continuing discussions with the potential claimants for the purpose of avoiding the claim and has provided significant documentation and information to the claimants. However, there can be no assurance that a legal proceeding asserting the claim will not be subsequently initiated against Azul.

Note 5.  Restructuring

As a result of experiencing lower than expected revenues during the first six months of fiscal 2002, XyEnterprise initiated certain actions to reduce its costs. These actions included a staff reduction of 11 employees, or approximately 10% of the work force. The terminated employees represented functions within each department within XyEnterprise's US operations. The charges for severance and other costs in the first and second quarters of this fiscal year were $0 and ($193,000), respectively. The other costs include a write-off of goodwill and other identifiable intangible assets considered impaired as a result of XyEnterprise closing its San Francisco business office, and the expenses associated with the cancellation of a contract belonging to this closed business office. A summary of these restructuring charges follows:

                                     Charge during        Amounts paid      Recorded liability
                                     quarter ended           as of                as of
                                   September 30, 2001  September 30, 2001   September 30, 2001
                                   ------------------  ------------------   ------------------
Severance payments to employees
                                    $52,766                 $ 0               $52,766
Write-off of goodwill                81,681                   0                81,681
Write-off of identifiable
   intangible assets                 54,454                   0                54,454
Exit costs from contract
                                      3,795                   0                 3,795
                                      -----                   -                 -----

Total                              $192,696                 $ 0              $192,696
                                   ========                 ===              ========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations For the three month and six month periods ended September 30, 2001 and 2000

Results of Operations

Revenues for the second quarter of fiscal 2002 were $2,684,000 an increase of $1,025,000, or 62%, from the second quarter of fiscal 2001. For the six month period ended September 30, 2001, revenues of $5,497,000 were improved from the comparable prior year period by $1,745,000 or 47%. Revenues reported for each period were generated solely by XyEnterprise. Revenue from licensing of systems of $902,000 was an increase of 251% from the comparable quarter one year ago and systems revenue for the six month period of $1,782,000 was an increase of 168% for the comparable six month period. The increase in license revenues is due to the release of the new versions of the Company's XML software introduced during October and November 2000, A major portion of this revenue was generated by existing clients acquiring upgrades to their existing XyEnterprise installations. Services revenues increased by 27% to $1,782,000 during the quarter and by 20% to $3,715,000 for the six month period. XyEnterprise was able to increase its services revenue as a result of consulting and implementation services provided to its customers that had acquired software licenses over the past several quarters.

Cost of sales of $1,374,000 is 30% higher than the preceding comparable quarter primarily as a result of royalties for embedded software and increased staff to support the new product installations. Gross margins as a percent of revenues were 49% during the quarter as compared to 36% during the second quarter of fiscal 2001. For the six month period gross margin as a percent of revenues were 49% compared to 40% during the comparable prior period. This improvement in gross margin reflects better utilization of the consulting and technical staffs.

Research and development expenses by XyEnterprise is the second quarter were $990,000 compared to $902,000, an increase of approximately 10%. The research and development expense for the six month period was $2,165,000 as compared to $1,742,000 for the respective period in fiscal 2001, an increase of approximately 24%. The increase in research and development is primarily due to an increased commitment to quality and assurance testing for the software releases being installed. The company has now successfully automated many aspects of this test function and anticipates being able to reduce future expenses for this activity. No software development costs were capitalized during the reporting periods.

Marketing, general and administrative expenses increased by $391,000 during the second quarter of fiscal 2002 and by $826,000 for the six months period over levels for the comparable periods of fiscal 2001. These increases were generated as a result of increased sales and marketing expenses in support of the increased sales at XyEnterprise and a general increase in business activity at Azul during these periods.

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


Liquidity and Capital Resources

At September 30, 2001, the Company's cash balance was $1,136,000. During the second quarter of fiscal 2001, the Company's cash balance decreased by $1,798,000, primarily as a result of increased operational costs from growth in staffing at XyEnterprise, principally in the sales and product development areas. During the first six months of fiscal 2001, the Company's cash balance decreased by $3,282,000 during this period of expansion of XyEnterprise's sales and product development capabilities. The Company invested $122,000 in capital expenditures during the first six months of fiscal 2002 as compared to $239,000 in the same period of fiscal year 2001.

Minority interest in subsidiary decreased from $4,696,000 at March 31, 2001 to $1,416,000 at September 30, 2001. The decrease in the minority interest of $3,280,000 resulted from the allocation of the entire operating loss of XyEnterprise for the period of April 1, 2001 to September 30, 2001 to the minority interest as a result of the carrying value of the majority equity interest having been previously reduced to zero. Common and preferred stock of XyEnterprise held by parties other than Azul are classified as minority interest in the Company's consolidated balance sheet and not included in consolidated stockholders' deficit. The Company charges a pro rata share of XyEnterprise's losses to the Company's common interest in proportion to the respective ownership interest percentages. If either the Company's or the minority's common interest is fully eliminated, further losses are charged to the remaining Company or minority common interest until it is fully eliminated, after which any further losses are charged to the balance of any existing preferred minority interest. After any preferred minority interest is eliminated, further losses are fully absorbed in the consolidated profit and loss of the Company.

As of September 30, 2001, Azul has an amended line of credit pursuant to which it may borrow up to $17,500,000 from Tudor Trust, the largest stockholder of the Company, of which approximately $14,922,000 was outstanding at September 30, 2001. The grantor, sole trustee and sole current beneficiary of Tudor Trust also serves as Chairman of the Board of Directors of Azul and XyEnterprise and holds other executive officer and director positions with PlazaBlue Inc. This line of credit, which is payable March 31, 2002, is collateralized by the assets of the Company including the shares of XyEnterprise stock held by the and has been used for working capital, and general business purposes. The first $5,000,000 of the principal balance outstanding bears interest at 6% per year and the remaining principal balance bears interest at 8% per year.

During October 2001, the Company received from Tudor Trust a notice of default under this line of credit, citing the default and resulting maturity of indebtedness of the Company under its 6% Convertible Subordinated Debentures and its 15% Promissory Notes. As a result of such defaults, Tudor Trust has declared the principal and accrued interest due Tudor under its line of credit with the Company to be immediately due and payable. Subsequently, the Company and Tudor have entered into discussions concerning the prospective foreclosure sale pursuant to the Security Agreement and alternatives thereto.

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

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued by the FASB. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 retains the requirements of SFAS No. 121 to : (i) recognize an impairment loss only if the carrying amount of long-lived asset is not recoverable from its undiscounted cash flows and (ii) measure and impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144: (i) removes goodwill from its scope and, therefore, eliminates the requirement of SFAS No. 121 to allocate goodwill to long-lived assets to be tested for impairment, (ii) describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and (iii) establishes a "primary-asset" approach to determine the cash flow estimation periods for a group of assets and liabilities that represent the unit of accounting for a long-lived asset to be held and used. This statement also incorporates the guidance in FASB Concepts Statement No. 7, "Using Cash Flow Information and Present Value in Accounting Measurements," for using present value techniques to measure fair value. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of this statement and will adopt such provisions in 2003.

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

Internationally, XyEnterprise invoices customers primarily in local currency. XyEnterprise is exposed to foreign exchange rate fluctuations from when customers are invoiced in local currency until collection occurs. XyEnterprise does not currently enter into foreign currency hedge transactions. Through September 30, 2001, foreign currency fluctuations have not had a material impact on the Company's financial position or results of operations.

PART II: OTHER INFORMATION

Item 2.  Changes in Securities.

During the quarter and six-month period ended September 30, 2001, Azul issued a total of 9,685 shares of common stock that were not registered under the Securities Act of 1933, in exchange for conversions of outstanding shares of Azul's Series B preferred stock by holders of those shares. No commission or other remuneration was paid or given directly or indirectly for soliciting these exchanges. The shares or common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

As previously reported in Note 8 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001, there exists certain defaults with respect to Azul's outstanding Debentures, 15% Notes and 4% Notes and an arrearage in the payment of dividends on the Azul Series B Preferred stock. There has been no material change with respect to these items as previously reported. Further, during October 2001, the Company received from Tudor Trust a notice of default under this line of credit, citing the default and resulting maturity of indebtedness of the Company under its 6% convertible Subordinated Debentures and its 15% Promissory Notes. As a result of such defaults, Tudor Trust has declared the principal and accrued interest due Tudor under its line of credit with the Company to be immediately due and payable. Subsequently, the Company and Tudor have entered into discussions concerning the prospective foreclosure sale pursuant to the Security Agreement and alternatives thereto as the Company does not have the current resources to pay off this debt.


Item 4.  Submission of Matters to a Vote of Security Holders.

On September 25, 2001, Azul Holdings Inc. held its annual meeting of stockholders. At that meeting the directors listed below were elected to serve during the next year as a result of the following vote tabulation:


                                         For                   Withheld
                  Jeffrey L. Neuman     3,249,560                     -
                  Lance Laifer          3,249,560                     -
                  Edward Wittman        3,249,560                     -


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


                               Azul Holdings Inc.

                                  (Registrant)

November 15, 2001
                                    /s/ Edward S. Wittman
                                    ----------------------
                                   Edward S. Wittman
                                   Vice President, Chief Financial Officer,
                                   Treasurer and Secretary
                                   (Principal Financial and Accounting Officer)